Form 10-K
period 2016-09-30
JOHNSON CONTROLS INC
filed 2016-11-23
CIK 53669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2016
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
(414) 524-1200

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None
Securities Registered Pursuant to Section 12(g) of the Exchange Act: None

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Johnson Controls, Inc. meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 1, 2 and 7 have been reduced and Items 6, 10, 11, 12 and 13 have been omitted in accordance with Instruction I.

JOHNSON CONTROLS, INC.
Index to Annual Report on Form 10-K
Year Ended September 30, 2016

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Annual Report on Form 10-K refer to Johnson Controls, Inc. and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures and debt levels are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls’ control, that could cause Johnson Controls’ actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: any delay or inability of Johnson Controls to realize the expected benefits and synergies of recent portfolio transactions such as the Merger with Tyco and the spin-off of Adient, changes in tax laws, regulations, rates, policies or interpretations, the loss of key senior management, the tax treatment of recent portfolio transactions, significant transaction costs and/or unknown liabilities associated with such transactions, the outcome of actual or potential litigation relating to such transactions, the risk that disruptions from recent transactions will harm Johnson Controls’ business, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, and cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls’ business is included in the section entitled "Risk Factors" (refer to Part I, Item 1A, of this Annual Report on Form 10-K). The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

The Company is going through a multi-year portfolio transformation. Included in this transformation are several strategic transactions including the divestiture of its Global Workplace Solutions (GWS) business and the contribution of its Automotive Experience Interiors business to the newly created joint venture with Yanfeng Automotive Trim Systems, both of which occurred during fiscal 2015. On October 1, 2015, the Company formed a joint venture with Hitachi to expand its Building Efficiency product offerings.

On September 2, 2016, the Company and Tyco International plc (“Tyco”) completed their combination pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 24, 2016, as amended by Amendment No. 1, dated as of July 1, 2016, by and among the Company, Tyco and certain other parties named therein, including Jagara Merger Sub LLC, an indirect wholly owned subsidiary of Tyco (“Merger Sub”).  Pursuant to the terms of the Merger Agreement, on September 2, 2016, Merger Sub merged with and into the Company, with the Company being the surviving corporation in the merger and a wholly owned, indirect subsidiary of Tyco (the “Merger”).  Following the Merger, Tyco changed its name to Johnson Controls International plc ("JCI plc").

On October 31, 2016, the JCI plc completed the spin-off of its Automotive Experience business by way of the transfer of the Automotive Experience Business from JCI plc to Adient plc and the issuance of ordinary shares of Adient directly to holders of JCI plc ordinary shares on a pro rata basis. Prior to the open of business on October 31, 2016, each of the JCI plc's shareholders received one ordinary share of Adient plc for every 10 ordinary shares of JCI plc held as of the close of business on October 19, 2016, the record date for the distribution. JCI plc shareholders received cash in lieu of fractional shares of Adient, if any. Following the separation and distribution, Adient plc is now an independent public company trading on the New York Stock Exchange (NYSE) under the symbol "ADNT." Neither the Company nor JCI plc retained any equity interest in Adient plc.

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

Refer to Note 18, "Segment Information," of the notes to consolidated financial statements for financial information about business segments.

For the purpose of the following discussion of the Company’s businesses, the four Building Efficiency reportable segments and the two Automotive Experience reportable segments are presented together due to their similar customers and the similar nature of their products, production processes and distribution channels.

Products/Systems and Services

Building Efficiency

Building Efficiency is a global leader in delivering integrated control systems, mechanical equipment, products and services designed to improve the comfort, safety and energy efficiency of non-residential buildings and residential properties with operations in 53 countries. Revenues come from technical services, and the replacement and upgrade of HVAC controls and mechanical equipment in the existing buildings market, where the Company’s large base of current customers leads to repeat business, as well as with installing controls and equipment during the construction of new buildings. Customer relationships often span entire building lifecycles.

Building Efficiency sells its control systems, mechanical equipment and services primarily through the Company’s extensive global network of sales and service offices. Some building controls, products and mechanical systems are sold to distributors of air-conditioning, refrigeration and commercial heating systems throughout the world. In fiscal 2016, approximately 72% of Building Efficiency’s sales were derived from HVAC products and installed control systems for construction and retrofit markets, including 11% of total sales related to new commercial construction. Approximately 28% of its sales in fiscal 2016 originated from its service offerings. In fiscal 2016, Building Efficiency accounted for 36% of the Company’s consolidated net sales.

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

Automotive Experience

Automotive Experience designs and manufactures interior products and systems for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. The business produces automotive interior systems for OEMs and operates approximately 243 wholly- and majority-owned manufacturing or assembly plants, with operations in 33 countries worldwide. Beginning in the fourth quarter of fiscal 2015, the Automotive Experience Interiors business is predominantly in an unconsolidated partially-owned affiliate. Additionally, the business has other partially-owned affiliates in Asia, Europe, North America and South America.

Automotive Experience products and systems include complete seating systems and interior components, including instrument panels, floor consoles, and door systems. In fiscal 2016, Automotive Experience accounted for 46% of the Company’s consolidated net sales.

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

Power Solutions

Power Solutions services both automotive OEMs and the battery aftermarket by providing energy storage technology, coupled with systems engineering, marketing and service expertise. The Company is the largest producer of lead-acid automotive batteries in the world, producing and distributing approximately 152 million lead-acid batteries annually in approximately 69 wholly- and majority-owned manufacturing or assembly plants, distribution centers and sales offices in 19 countries worldwide. Investments in new product and process technology have expanded product offerings to absorbent glass mat (AGM) and enhanced flooded battery (EFB) technologies that power start-stop vehicles, as well as lithium-ion battery technology for certain hybrid and electric vehicles. The business has also invested to develop sustainable lead and poly recycling operations in the North American and European markets. Approximately 75% of unit sales worldwide in fiscal 2016 were to the automotive replacement market, with the remaining sales to the OEM market.

Power Solutions accounted for 18% of the Company’s fiscal 2016 consolidated net sales. Batteries and key components are manufactured at wholly- and majority-owned plants in North America, South America, Asia and Europe.

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

Power Solutions

Power Solutions is the principal supplier of batteries to many of the largest merchants in the battery aftermarket, including Advance Auto Parts, AutoZone, Robert Bosch GmbH, DAISA S.A., Costco, NAPA, O’Reilly/CSK, Interstate Battery System of America, Sears, Roebuck & Co. and Wal-Mart stores. Automotive batteries are sold throughout the world under private labels and under the Company’s brand names (Optima®, Varta®, LTH® and Heliar®) to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. The Power Solutions business competes with a number of major U.S. and non-U.S. manufacturers and distributors of lead-acid batteries, as well as a large number of smaller, regional competitors. The Power Solutions business primarily competes in the battery market with Exide Technologies, GS Yuasa Corporation, Camel Group Company Limited, East Penn Manufacturing Company and Banner Batteries GB Limited. The North American, European and Asian lead-acid battery markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service and warranty.

Backlog

The Company’s backlog relating to the Building Efficiency business is applicable to its sales of systems and services. At September 30, 2016, the backlog was $4.8 billion, the majority of which relates to fiscal 2017. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

Raw Materials

Raw materials used by the businesses in connection with their operations, including lead, steel, tin, aluminum, urethane chemicals, copper, sulfuric acid and polypropylene, were readily available during fiscal 2016, and the Company expects such availability to continue. In fiscal 2017, commodity prices could fluctuate throughout the year and could significantly affect the results of operations.

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

Environmental Capital Expenditures

The Company’s ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2016 related solely to environmental compliance were not material. It is management’s opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company’s financial results or competitive position in any one year.

Employees

As of September 30, 2016, the Company employed approximately 154,000 people worldwide, of which approximately 40,000 were employed in the United States and approximately 114,000 were outside the United States. Approximately 20,000 employees are covered by collective bargaining agreements or works councils and we believe that our relations with the labor unions are generally good.

Seasonal Factors

Certain of Building Efficiency's sales are seasonal as the demand for residential air conditioning equipment generally increases in the summer months. This seasonality is mitigated by the other products and services provided by the Building Efficiency business that have no material seasonal effect.

Financial Information About Geographic Areas

Refer to Note 18, "Segment Information," of the notes to consolidated financial statements for financial information about geographic areas.

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

Risks Relating to Business Operations

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

Some of the industries in which we operate are cyclical and, accordingly, demand for our products and services could be adversely affected by downturns in these industries.

Much of the demand for installation of HVAC is driven by commercial and residential construction and industrial facility expansion and maintenance projects. Commercial and residential construction projects are heavily dependent on general economic conditions, localized demand for commercial and residential real estate and availability of credit. Commercial and residential real estate markets are prone to significant fluctuations in supply and demand. In addition, most commercial and residential real estate developers rely heavily on project financing in order to initiate and complete projects. Declines in real estate values could lead to significant reductions in the availability of project financing, even in markets where demand may otherwise be sufficient to support new construction. These factors could in turn hamper demand for new HVAC installations.

Levels of industrial capital expenditures for facility expansions and maintenance turn on general economic conditions, economic conditions within specific industries we serve, expectations of future market behavior and available financing. Additionally, volatility in commodity prices can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders.

The businesses of many of our industrial customers, particularly oil and gas companies, chemical and petrochemical companies, mining and general industrial companies, are to varying degrees cyclical and have experienced periodic downturns. During such economic downturns, customers in these industries historically have tended to delay major capital projects, including greenfield construction, maintenance projects and upgrades. Additionally, demand for our products and services may be affected by volatility in energy and commodity prices and fluctuating demand forecasts, as our customers may be more conservative in their capital planning, which may reduce demand for our products and services. Although our industrial customers tend to be less dependent on project financing than real estate developers, disruptions in financial markets and banking systems could make credit and capital markets difficult for our customers to access, and could raise the cost of new debt for our customers to prohibitive levels. Any difficulty in accessing these markets and the increased associated costs can have a negative effect on investment in large capital projects, including necessary maintenance and upgrades, even during periods of favorable end-market conditions.

Many of our customers outside of the industrial and commercial sectors, including governmental and institutional customers, have experienced budgetary constraints as sources of revenue have been negatively impacted by adverse economic conditions. These budgetary constraints have in the past and may in the future reduce demand for our products and services among governmental and institutional customers.

Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess capacity, which unfavorably impacts our absorption of fixed costs. This reduced demand may also erode average selling prices in the industries we serve. Any of these results could materially and adversely affect our business, financial condition, results of operations and cash flows.

Decreased demand from our customers in the automotive industry may adversely affect our results of operations.

Our financial performance in the Power Solutions business depends, in part, on conditions in the automotive industry. Sales to OEMs accounted for approximately 25% of the total sales of the Power Solutions business in fiscal 2016. Declines in the North American, European and Asian automotive production levels could reduce our sales and adversely affect our results of operations. In addition, if any OEMs reach a point where they cannot fund their operations, we may incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond our current restructuring plans, which, if significant, would have a material adverse effect on our business and results of operations.

An inability to successfully respond to competition and pricing pressure from other companies in the Power Solutions business may adversely impact our business.

Our Power Solutions business competes with a number of major U.S. and non-U.S. manufacturers and distributors of lead-acid batteries, as well as a large number of smaller, regional competitors. The North American, European and Asian lead-acid battery markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service and warranty. If we are unable to remain competitive and maintain market share in the regions and markets we serve, our business, financial condition and results of operations may be adversely affected.

Volatility in commodity prices may adversely affect our results of operations.

Increases in commodity costs can negatively impact the profitability of orders in backlog as prices on such orders are typically fixed; therefore, in the short-term we cannot adjust for changes in certain commodity prices. In these cases, if we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our results of operations. Additionally, unfavorability in our hedging programs during a period of declining commodity prices could result in lower margins as we reduce prices to match the market on a fixed commodity cost level.

In our Power Solutions business, lead is a major component of lead-acid batteries, and the price of lead may be highly volatile. We attempt to manage the impact of changing lead prices through the recycling of used batteries returned to us by our aftermarket customers, commercial terms and commodity hedging programs. Our ability to mitigate the impact of lead price changes can be impacted by many factors, including customer negotiations, inventory level fluctuations and sales volume/mix changes, any of which could have an adverse effect on our results of operations.

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

We rely on our global direct installation channel for a significant portion of our revenue. Failure to maintain and grow the installed base resulting from direct channel sales could adversely affect our business.

Unlike many of our competitors, the Company relies on a direct sales channel for a substantial portion of our revenue. The direct channel provides for the installation of HVAC equipment manufactured by the Company. This represents a significant distribution channel for our products, creates a large installed base of our HVAC equipment, and creates opportunities for longer term service revenue. If we are unable to maintain or grow this installation business, whether due to changes in economic conditions, a failure to anticipate changing customer needs, a failure to introduce innovative or technologically advanced solutions, or for any other reason, our installation revenue could decline, which could in turn adversely impact our product pull through and our ability to grow service revenue.

Our future growth is dependent upon our ability to develop or acquire new technologies that achieve market acceptance with acceptable margins.

Our future success depends on our ability to develop or acquire, manufacture and bring competitive, and increasingly complex, products and services to market quickly and cost-effectively. Our ability to develop or acquire new products and services requires the investment of significant resources. These acquisitions and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies, products or services on a timely basis. Moreover, as we introduce new products, we may be unable to detect and correct defects in the design of a product or in its application to a specified use, which could result in loss of sales or delays in market acceptance. Even after introduction, new or enhanced products may not satisfy customer preferences and product failures may cause customers to reject our products. As a result, these products may not achieve market acceptance and our brand image could suffer. In addition, the markets for our products and services may not develop or grow as we anticipate. As a result, the failure of our technology, products or services to gain market acceptance, the potential for product defects, product quality issues, or the obsolescence of our products and services could significantly reduce our revenues, increase our operating costs or otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.

Risks associated with our non-U.S. operations could adversely affect our business, financial condition and results of operations.

We have significant operations in a number of countries outside the U.S., some of which are located in emerging markets. Long-term economic uncertainty in some of the regions of the world in which we operate, such as Asia, South America, the Middle East, Europe and emerging markets, could result in the disruption of markets and negatively affect cash flows from our operations to cover our capital needs and debt service requirements.

In addition, as a result of our global presence, a significant portion of our revenues and expenses is denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure. While we employ financial instruments to hedge some of our transactional foreign exchange exposure, these activities do not insulate us completely from those exposures. For example, the announcement of the United Kingdom’s decision to exit the European Union caused significant volatility in currency exchange rates, especially between the U.S. dollar and British pound sterling. Exchange rates can be volatile and a substantial weakening of foreign currencies against the U.S. dollar could reduce our profit margin in various locations outside of the U.S. and adversely impact the comparability of results from period to period.

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

Our businesses operate in regulated industries and are subject to a variety of complex and continually changing laws and regulations.

Our operations and employees are subject to various U.S. federal, state and local licensing laws, codes and standards and other laws and regulations. Changes in laws or regulations could require us to change the way we operate or to utilize resources to maintain compliance, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses. If laws and regulations were to change or if we or our products failed to comply, our business, financial condition and results of operations could be adversely affected.

Due to the international scope of our operations, the system of laws and regulations to which we are subject is complex and includes regulations issued by the U.S. Customs and Border Protection, the U.S. Department of Commerce's Bureau of Industry and Security, the U.S. Treasury Department's Office of Foreign Assets Control and various non U.S. governmental agencies, including applicable export controls, customs, currency exchange control and transfer pricing regulations, and laws regulating the foreign ownership of assets. No assurances can be made that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws around the world.

The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both U.S. and non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and local customs and practices that can be inconsistent with anti-bribery laws. We cannot assure you that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.

As previously reported, we and the Securities and Exchange Commission (SEC) resolved alleged FCPA violations related to the Building Efficiency marine business in China dating back to 2007, which the Company had self-reported to the SEC and the Department of Justice (DOJ) in June 2013, and we are subject to a Cease and Desist Order (“Order”) issued by the SEC related to this matter that requires us to make certain reports to the SEC over a one year period. Notwithstanding the resolution of this matter with the SEC, we may be subject to allegations of FCPA or similar bribery violations in the future and we may be subject to commercial impacts such as lost revenue from customers who decline to do business with us as a result of these compliance matters. If so, or if we are unable to comply with the provisions of the Order and other agreements, we may be subject to additional investigation or enforcement by the SEC, DOJ or other governmental agencies. In such a case, we could be subject to material fines, injunctions on future conduct, the imposition of a compliance monitor, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to risks arising from regulations applicable to companies doing business with the U.S. government.

Our customers include many U.S. Federal, state and local government authorities. Doing business with the U.S. government and state and local authorities subjects us to unusual risks, including dependence on the level of government spending and compliance with and changes in governmental procurement and security regulations. Agreements relating to the sale of products to government entities may be subject to termination, reduction or modification, either at the convenience of the government or for failure to perform under the applicable contract. We are subject to potential government investigations of business practices and compliance with government procurement and security regulations, which can be expensive and burdensome. If we were charged with wrongdoing as a result of an investigation, we could be suspended from bidding on or receiving awards of new government contracts, which could have a material adverse effect on the Company's results of operations. In addition, various U.S. federal and state legislative proposals have been made that would deny governmental contracts to U.S. companies that have moved their corporate location abroad. We are unable to predict the likelihood that, or final form in which, any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, or the effect such enactments and increased regulatory scrutiny may have on our business.

Infringement or expiration of our intellectual property rights, or allegations that we have infringed the intellectual property rights of third parties, could negatively affect us.

We rely on a combination of trademarks, trade secrets, patents, copyrights, know-how, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee, however, that the steps we have taken to protect our intellectual property will be adequate to prevent infringement of our rights or misappropriation of our technology, trade secrets or know-how. For example, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some of the countries in which we operate. In addition, while we generally enter into confidentiality agreements with our employees and third parties to protect our trade secrets, know-how, business strategy and other proprietary information, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. If it became necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Finally, for those products in our portfolio that rely on patent protection, once a patent has expired, the product is generally open to competition. Products under patent protection usually generate significantly higher revenues than those not protected by patents. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our business, financial condition, results of operations and cash flows.

In addition, we are, from time to time, subject to claims of intellectual property infringement by third parties, including practicing entities and non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming, and the litigation process is subject to inherent uncertainties, and we may not prevail in litigation matters regardless of the merits of our position. Intellectual property lawsuits or claims may become extremely disruptive if the plaintiffs succeed in blocking the trade of our products and services and they may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Global climate change could negatively affect our business.

Increased public awareness and concern regarding global climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of greenhouse gas emissions. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such regulatory uncertainty extends to incentives, that if discontinued, could adversely impact the demand for energy efficient buildings and batteries for energy efficient vehicles, and could increase costs of compliance. These factors may impact the demand for our products, obsolescence of our products and our results of operations.

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

Potential liability for environmental contamination could result in substantial costs

We have projects underway at multiple current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations by us or by other businesses that previously owned or used the properties. These projects relate to a variety of activities, including solvent, oil, metal, lead and other hazardous substance contamination cleanup; and structure decontamination and demolition, including asbestos abatement. Because of uncertainties associated with environmental regulation and environmental remediation activities at sites where we may be liable, future expenses that we may incur to remediate identified sites could be considerably higher than the current accrued liability on our consolidated statements of financial position, which could have a material adverse effect on our business and results of operations.

We are subject to requirements relating to environmental and safety regulations and environmental remediation matters, including those related to the manufacturing and recycling of lead-acid batteries, which could adversely affect our business, results of operation and reputation.

We are subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials, including as it pertains to lead, the primary material used in the manufacture of lead-acid batteries. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials.

Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require the Company to make material changes to its operations, resulting in significant increases to the cost of production.

We are party to asbestos-related product litigation that could adversely affect our financial condition, results of operations and cash flows.

We and certain of our subsidiaries, along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were used with asbestos containing components. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows.

The amounts we have recorded for asbestos-related liabilities in the consolidated statements of financial position are based on our current strategy for resolving asbestos claims, currently available information, and a number of variables, estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims and the identity of defendants. Many of these factors are closely linked, such that a change in one variable or assumption will impact one or more of the others, and no single variable or assumption predominately influences the determination of the Company's asbestos-related liabilities. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation. As a result, actual liabilities could be significantly higher or lower than those recorded if assumptions used in our calculations vary significantly from actual results. If actual liabilities are significantly higher than those recorded, the cost of resolving such liabilities could have a material adverse effect on our financial position, results of operations or cash flows.

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

Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to additional changes in our valuation allowances against deferred tax assets and other tax reserves on our statement of financial position, and the future sale of certain businesses could potentially result in the repatriation of accumulated foreign earnings that could materially and adversely affect our results of operations. Additionally, changes in tax laws in the U.S., Ireland or in other countries where we have significant operations could materially affect deferred tax assets and liabilities on our consolidated statements of financial position and our income tax provision in our consolidated statements of income.

We are also subject to tax audits by governmental authorities. Negative unexpected results from one or more such tax audits could adversely affect our results of operations.

Legal proceedings in which we are, or may be, a party may adversely affect us.

We are currently and may in the future become subject to legal proceedings and commercial or contractual disputes. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes with our suppliers, intellectual property matters, third party liability, including product liability claims and employment claims. There is a possibility that such claims may have an adverse impact on our results of operations that is greater than we anticipate and/or negatively affect our reputation.

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

We expect acquisitions of businesses and assets, as well as joint ventures (or other strategic arrangements), to play a role in our future growth. We cannot be certain that we will be able to identify attractive acquisition or joint venture targets, obtain financing for acquisitions on satisfactory terms, successfully acquire identified targets or form joint ventures, or manage the timing of acquisitions with capital obligations across our businesses. Additionally, we may not be successful in integrating acquired businesses or joint ventures into our existing operations and achieving projected synergies which could result in impairment of assets, including goodwill and acquired intangible assets. Given the significance of the Company's recent acquisitions, the goodwill and intangible assets recorded were significant and impairment of such assets could result in a material adverse impact on our financial condition and results of operation. Competition for acquisition opportunities in the various industries in which we operate may rise, thereby increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. If we were to use equity securities to finance a future acquisition, our then-current shareholders would experience dilution. We are also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other factors related to acquisitions and joint ventures may negatively and adversely impact our growth, profitability and results of operations.

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

We have been regionally centralizing certain administrative functions, primarily in South America, Europe and Asia, to improve efficiency and reduce costs. To the extent that these central locations are disrupted or disabled, key business processes, such as invoicing, payments and general management operations, could be interrupted, which could have an adverse impact on our business.

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

A material disruption of our operations, particularly at our manufacturing facilities, could adversely affect our business.

If our operations, particularly at our manufacturing facilities, were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, terrorism, sabotage, adverse weather conditions, public health crises, labor disputes or other reasons, we may be unable to effectively fill customer orders and otherwise meet obligations to or demand from our customers, which could adversely affect our financial performance.

Interruptions in production could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures or purchase alternative material at higher costs to fill customer orders, which could negatively affect our profitability and financial condition. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, financial condition, results of operations and cash flow.

Our business success depends on attracting and retaining qualified personnel.

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have the leadership capacity with the necessary skill set and experience could impede our ability to deliver our growth objectives and execute our strategic plan. Organizational and reporting changes resulting from the Merger and the spin-off of the Automotive Experience business ("Separation"), or as a result of any future leadership transition or corporate initiatives could result in increased turnover. Additionally, any unplanned turnover or inability to attract and retain key employees could have a negative effect on our results of operations.

Our business may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force.

We employ approximately 154,000 people worldwide. Approximately 13% of these employees are covered by collective bargaining agreements or works council. Although we believe that our relations with the labor unions and works councils that represent our employees are generally good and we have experienced no material strikes or work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works council, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Additionally, a work stoppage at one of our suppliers could materially and adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers could also result in reduced demand for our products.

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

A variety of other factors could adversely affect the results of operations of our Building Efficiency businesses.

Any of the following could materially and adversely impact the results of operations of our Building Efficiency business: loss of, changes in, or failure to perform under guaranteed performance contracts with our major customers; cancellation of, or significant delays in, projects in our backlog; delays or difficulties in new product development; the potential introduction of similar or superior technologies; financial instability or market declines of our major component suppliers; the unavailability of raw materials (primarily steel, copper and electronic components) necessary for production of our products; price increases of limited-source components, products and services that we are unable to pass on to the market; unseasonable weather conditions in various parts of the world; changes in energy costs or governmental regulations that would decrease the incentive for customers to update or improve their building control systems; revisions to energy efficiency or refrigerant legislation; and natural or man-made disasters or losses that impact our ability to deliver products and services to our customers.

Risks Relating to Recent Strategic Transactions

We may fail to realize the anticipated benefits of the business combination between Johnson Controls, Inc. and Tyco International plc.

The success of the Merger will depend on, among other things, our ability to combine the legacy businesses of Johnson Controls and Tyco in a manner that realizes anticipated synergies and facilitates growth opportunities, and achieves the projected stand-alone cost savings and revenue growth trends identified by us. We expect to benefit from operational and general and administrative cost synergies resulting from the consolidation of capabilities and branch optimization, as well as greater tax efficiencies from global management and global cash movement. We may also enjoy revenue synergies, including product and service cross-selling, a more diversified and expanded product offering and balance across geographic regions. However, we must successfully combine the legacy businesses of Johnson Controls and Tyco in a manner that permits these cost savings and synergies to be realized. In addition, we must achieve the anticipated savings and synergies without adversely affecting current revenues and investments in future growth. If we are not able to successfully achieve these objectives, we may not realize fully, or at all, the anticipated benefits of the Merger, or it may take longer to realize the benefits than expected.

Other factors may prevent us from realizing the anticipated benefits of the Merger or impact our future performance. These include, among other items, the possibility that the contingent liabilities of either party (including contingent tax liabilities) are larger than expected, the existence of unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger and possible adverse tax consequences pursuant to changes in applicable tax laws, regulations or other administrative guidance (including potential adverse tax consequences that could result from recently issued Treasury regulations concerning the treatment of related-party debt or if any recently introduced anti-inversion legislative proposals were to be enacted in their current form and retroactively applied to the Merger). In addition, we may be subject to additional restrictions resulting from Tyco’s incurrence of debt in connection with the Merger.

We may encounter significant difficulties in combining the legacy Johnson Controls and Tyco businesses.

The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to combining the business practices and operations of the legacy Johnson Controls and Tyco businesses. This process may disrupt the businesses. The failure to meet the challenges involved in combining the two businesses and to realize the anticipated benefits of the transactions could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect our results of operations. The overall combination of legacy Johnson Controls and Tyco businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships and diversion of management attention. The difficulties of combining the operations of the companies include, among others:

•the diversion of management attention to integration matters;
•difficulties in integrating operations and systems;
•challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
•difficulties in assimilating employees and in attracting and retaining key personnel;
•challenges in keeping existing customers and obtaining new customers;
•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;
•difficulties in managing the expanded operations of a significantly larger and more complex company;
•contingent liabilities (including contingent tax liabilities) that are larger than expected; and
•potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger, including possible adverse tax consequences to the combined company pursuant to changes in applicable tax laws or regulations.

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially impact the business, financial condition and results of operations of the combined company.

We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-off of Adient plc.

On October 31, 2016, we completed the separation of our Automotive Experience through the spin-off of Adient plc to shareholders. Following the spin-off, we are a smaller and less diversified company with a narrower business focus and, as a result, we may be more vulnerable to changing market conditions.

Although we believe that the spin-off of Adient plc will provide financial, operational, managerial and other benefits to us and shareholders, the spin-off may not provide such results on the scope or scale we anticipate, and we may not realize any or all of the intended benefits. In addition, we have and will continue to incur one-time costs and ongoing costs in connection with, or as a result of, the spin-off, including costs of operating as independent, publicly-traded companies that the two businesses are no longer able to share. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. If we do not realize the intended benefits of the spin-off or if our costs exceed our estimates, we could suffer a material adverse effect on our business, financial condition, results of operations and cash flows.

Adient may fail to perform under various transaction agreements that we have executed as part of the Separation.

In connection with the Separation, we and Adient have entered into a separation and distribution agreement and various other agreements, including a transition services agreement, a tax matters agreement, an employee matters agreement and a transitional trademark license agreement. Certain of these agreements provide for the performance of services by each company for the benefit of the other for a period of time after the Separation. We will rely on Adient to satisfy its performance and payment obligations under these agreements. If Adient is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.

ITEM 1B	UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments regarding its periodic or current reports from the staff of the SEC.

ITEM 2	PROPERTIES

The Company conducts its operations in approximately 59 countries throughout the world, with its headquarters located in Milwaukee, Wisconsin USA and its parent's headquarters in Cork, Ireland. The Company’s wholly- and majority-owned facilities primarily consist of manufacturing, sales and service offices, research and development facilities, monitoring centers, and assembly and/or warehouse centers. At September 30, 2016, these properties totaled approximately 110 million square feet of floor space of which 73 million square feet are owned and 37 million square feet are leased. The Company considers its facilities to be suitable for their current uses and adequate for current needs. The majority of the facilities are operating at normal levels based on capacity. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Building Efficiency Systems and Service North America operates through a network of sales and service offices located in North America. The business occupies approximately 3 million square feet, of which 2 million square feet are leased and 1 million square feet are owned.

Building Efficiency Products North America operates through a network of manufacturing facilities, and assembly and/or warehouse centers located in North America. The business occupies approximately 12 million square feet, of which 6 million square feet are leased and 6 million square feet are owned.

Building Efficiency Asia operates through a network of manufacturing facilities, sales and service offices and assembly and/or warehouse centers located in the Asia-Pacific region. The business occupies approximately 12 million square feet, of which 7 million square feet are owned and 5 million square feet are leased.

Building Efficiency Rest of World operates through a network of manufacturing facilities, sales and service offices and assembly and/or warehouse centers located in South America, Europe, the Middle East and Africa. The business occupies approximately 11 million square feet, of which 7 million square feet are leased and 4 million square feet are owned.

Automotive Experience Seating operates through a network of manufacturing facilities, and assembly and/or warehouse centers located in North America, South America, Europe, Africa and the Asia-Pacific region. The business occupies approximately 27 million square feet, of which 16 million square feet are owned and 11 million square feet are leased.

Automotive Experience Interiors operates through a network of manufacturing facilities, and assembly and/or warehouse centers located in North America, South America, Europe and the Asia-Pacific region. The business occupies approximately 4 million square feet, of which 2 million square feet are owned and 2 million square feet are leased.

Power Solutions operates through a network of manufacturing facilities, and assembly and/or warehouse centers located in North America, South America, Europe and the Asia-Pacific region. The business occupies approximately 39 million square feet, of which 37 million square feet are owned and 2 million square feet are leased.

Corporate offices operate in North America, Europe and the Asia-Pacific region, which occupy approximately 2 million square feet, of which the majority is leased.

ITEM 3	LEGAL PROCEEDINGS

Environmental Matters

As noted in Item 1, liabilities potentially arise globally under various environmental laws and worker safety laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.

Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 34 sites in the U.S. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of September 30, 2016, reserves for environmental liabilities totaled $27 million, of which $4 million was recorded within other current liabilities and $23 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions and Building Efficiency businesses. At September 30, 2016, the Company recorded conditional asset retirement obligations of $71 million.

In the first quarter of fiscal 2016, our Power Solutions business entered into a Consent Order with the South Carolina Department of Health and Environmental Control related to alleged violations of U.S. Environmental Protection Agency and South Carolina air regulations and permit conditions and failure to comply with standard operating procedures at the Company’s Florence, South Carolina Battery Recycling Center. The Consent Order obligates the Company to implement a number of corrective actions and required the payment of a civil penalty of $250,000, which the Company has paid.

Asbestos Matters

The Company and certain of its subsidiaries, along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases have typically involved product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were used with asbestos containing components. As of September 30, 2016, the Company's estimated asbestos related liability recorded on a discounted basis within the Company's consolidated statements of financial position is comprised of a liability for pending and future claims and related defense costs of $116 million, of which $7 million is recorded in other current liabilities and $109 million is recorded in other noncurrent liabilities.

The Company's estimate of the liability for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present value from 2049 (which is the Company's reasonable best estimate of the actuarially determined time period through which asbestos-related claims will be filed against Company affiliates). Asbestos related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2049. Annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs is warranted.

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At September 30, 2016, the insurable liabilities totaled $181 million, of which $30 million was recorded within other current liabilities, $15 million was recorded within accrued compensation and benefits, and $136 million was recorded within other noncurrent liabilities in the consolidated statements of financial position.

Other Matters

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

On March 1, 2016, a putative class action lawsuit, Wandel v. Tyco International plc, et al., Docket No. C-000010-16, was filed in the Superior Court of New Jersey naming Johnson Controls International plc ("JCI plc"; previously Tyco International plc), the individual members of its board of directors, Johnson Controls, Inc. and a merger subsidiary of JCI plc as defendants. The complaint alleged that, prior to the merger, the JCI plc's directors breached their fiduciary duties and exercised their powers as directors in a manner oppressive to the public shareholders of Tyco in violation of Irish law by, among other things, failing to take steps to maximize shareholder value and failing to protect against purported conflicts of interest. The complaint further alleged that JCI plc, Johnson Controls, Inc. and JCI plc's merger subsidiary aided and abetted Tyco’s directors in the breach of their fiduciary duties. The complaint sought, among other things, to enjoin the merger between Johnson Controls, Inc. and Tyco's subsidiary. On September 9, 2016, plaintiff voluntarily dismissed the complaint as to all defendants.

On May 20, 2016, a putative class action lawsuit, Laufer v. Johnson Controls, Inc., et al., Docket No. 2016CV003859, was filed in the Circuit Court of Wisconsin, Milwaukee County, naming Johnson Controls, Inc., the individual members of its board of directors, JCI plc and JCI plc's merger subsidiary as defendants. The complaint alleged that Johnson Controls Inc.'s directors breached their fiduciary duties in connection with the merger between Johnson Controls Inc. and JCI plc's merger subsidiary by, among other things, failing to take steps to maximize shareholder value, seeking to benefit themselves improperly and failing to disclose material information in the joint proxy statement/prospectus relating to the merger. The complaint further alleged that JCI plc aided and abetted Johnson Controls Inc.'s directors in the breach of their fiduciary duties. The complaint sought, among other things, to enjoin the merger. On August 8, 2016, the plaintiffs agreed to settle the action and release all claims that were or could have been brought by plaintiffs or any member of the putative class of Johnson Controls Inc.'s shareholders. The settlement is conditioned upon, among other things, the execution of an appropriate stipulation of settlement. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness of the proposed settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement. In either event, or certain other circumstances, the settlement could be terminated.

On August 16, 2016, a putative class action lawsuit, Gumm v. Molinaroli, et al., Case No. 16-cv-1093, was filed in the United States District Court for the Eastern District of Wisconsin, naming Johnson Controls, Inc., the individual members of its board of directors at the time of the merger with JCI plc’s merger subsidiary and certain of its officers, JCI plc and JCI plc’s merger subsidiary as defendants. The complaint asserted various causes of action under the federal securities laws, state law and the Taxpayer Bill of Rights II, including that the individual defendants allegedly breached their fiduciary duties and unjustly enriched themselves by structuring the merger among the JCI plc, Tyco and the merger subsidiary in a manner that would result in a United States federal income tax realization event for the putative class of certain Johnson Controls, Inc. shareholders and allegedly result in certain benefits to the defendants, as well as related claims regarding alleged misstatements in the proxy statement/prospectus distributed to the Johnson Controls, Inc. shareholders, conversion and breach of contract. The complaint also asserted that Johnson Controls, Inc., JCI plc and JCI plc’s merger subsidiary aided and abetted the individual defendants in their breach of fiduciary duties and unjust enrichment. The complaint seeks, among other things, disgorgement of profits, damages and to enjoin the closing of the merger. On September 30, 2016, approximately one month after the closing of the merger, plaintiffs filed a preliminary injunction motion seeking, among other items, to compel Johnson Controls, Inc. to make certain intercompany payments that plaintiffs contend will impact the United States federal income tax consequences of the merger to the putative class of certain Johnson Controls, Inc. shareholders and to enjoin Johnson Controls, Inc. from reporting to the Internal Revenue Service the capital gains taxes payable by this putative class as a result of the closing of the merger. A hearing on the preliminary injunction motion is currently scheduled for January 2017.

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

As a result of the Tyco Merger, the Company is an indirect wholly-owned subsidiary of Johnson Controls International plc and has no equity securities that trade as of September 30, 2016.

ITEM 6	SELECTED FINANCIAL DATA

Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three-year period ended September 30, 2016. This discussion should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements.

In the fourth quarter of fiscal 2016, the Company changed its accounting policy for accruing for defense costs related to asbestos claims on a discounted basis. The Company’s historical accounting treatment for asbestos claim defense costs was to accrue as incurred. The new policy is to record an accrual for all future asbestos related defense costs which are determined to be probable and estimable of being incurred. The Company believes this new policy is preferable as it better reflects the economics of settlement of the Company's asbestos claims, improves comparability among the Company’s peer group and provides greater transparency to on-going operating results. These changes have been reported through retrospective application of the new policy to all periods presented. These changes did not have an impact to any period presented on the consolidated statements of income. Refer to Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for further information regarding this accounting policy change.

Subsequent Event

On July 24, 2015, the Company announced its intent to pursue a separation of the Automotive Experience business through a spin-off to shareholders. The spin-off was completed on October 31, 2016. The new publicly traded company is named Adient plc.

FISCAL YEAR 2016 COMPARED TO FISCAL YEAR 2015

Net Sales

	Year Ended September 30,
(in millions)	2016	2015	Change
Net sales	$36,866	$37,179	-1%

The decrease in consolidated net sales was due to lower sales in the Automotive Experience business ($2,831 million) and the unfavorable impact of foreign currency translation ($754 million), partially offset by higher sales in the Building Efficiency business ($3,029 million) and Power Solutions business ($243 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased 1% as compared to the prior year. Increased sales resulted from the Johnson Controls - Hitachi (JCH) joint venture, as well as higher volumes in the Building Efficiency Systems and Service North America segment in the Building Efficiency business, higher Automotive Experience volumes globally, and higher global battery shipments and favorable product mix in the Power Solutions business, partially offset by the deconsolidation of the majority of the Automotive Experience Interiors business in the prior year. Refer to the segment analysis below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2016	2015	Change
Cost of sales	$29,807	$30,732	-3%
Gross profit	7,059	6,447	9%
% of sales	19.1%	17.3%

Cost of sales decreased in fiscal 2016 as compared to fiscal 2015, with gross profit as a percentage of sales increasing by 180 basis points. Foreign currency translation had a favorable impact on cost of sales of approximately $635 million. Gross profit in the Building Efficiency business included the incremental gross profit related to the JCH joint venture and higher volumes in the Building Efficiency Systems and Service North America segment. Gross profit in the Automotive Experience business was favorably impacted by higher volumes globally, restructuring savings and operational efficiencies, partially offset by unfavorable commercial settlements and unfavorable mix. Gross profit in the Power Solutions business was favorably impacted by higher volumes, and favorable pricing and product mix, partially offset by higher operating costs. Net mark-to-market adjustments on pension and postretirement plans had a net favorable year over year impact on cost of sales of $39 million ($117 million charge in fiscal 2016 compared to a $156 million charge in fiscal 2015) primarily due to the unfavorable U.S. investment returns versus expectations and the adoption of new mortality rate changes in the U.S. in the prior year, partially offset by a decrease in year-over-year discount rates. Refer to the segment analysis below within Item 7 for a discussion of segment earnings before interest and taxes (EBIT) by segment.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2016	2015	Change
Selling, general and administrative expenses	$5,100	$3,986	28%
% of sales	13.8%	10.7%

Selling, general and administrative expenses (SG&A) increased by $1,114 million year over year, and SG&A as a percentage of sales increased by 310 basis points. The net mark-to-market adjustments on pension and postretirement plans had a net unfavorable year over year impact on SG&A of $168 million ($434 million charge in fiscal 2016 compared to a $266 million charge in fiscal 2015) primarily due to a decrease in year-over-year discount rates, partially offset by the unfavorable U.S. investment returns versus expectations and the adoption of new mortality rate changed in the U.S. in the prior year. Additionally, the net unfavorable impact on SG&A resulting from separation costs was $442 million (recorded in the Automotive Experience segment), and transaction and integration costs was $130 million (recorded in the Building Efficiency segments). Excluding the impact of separation costs, the Automotive Experience business SG&A decreased due to the deconsolidation of the majority of the Automotive Experience Interiors business in the prior year, restructuring savings and cost reduction initiatives. Excluding the impact of transaction and integrations costs, the Building Efficiency business SG&A increased primarily due to incremental SG&A related to the JCH joint venture, product and sales force investments in North America. The Power Solutions business SG&A decreased primarily due to lower employee related expenses and cost reduction initiatives. Foreign currency translation had a favorable impact on SG&A of $69 million. Refer to the segment analysis below within Item 7 for a discussion of segment EBIT by segment.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2016	2015	Change
Restructuring and impairment costs	$535	$397	35%

Refer to Note 15, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Year Ended September 30,
(in millions)	2016	2015	Change
Net financing charges	$300	$288	4%

Net financing charges increased in fiscal 2016 as compared to fiscal 2015 primarily due to higher average borrowing levels due to new debt incurred in fiscal 2016 in advance of the spin-off of the Automotive Experience business in the first quarter of fiscal 2017.

Interest Expense Due to Affiliate

	Year Ended September 30,
(in millions)	2016	2015	Change
Interest expense due to affiliate	$27	$—	*
* Measure not meaningful

Interest expense due to affiliate increased in fiscal 2016 as compared to fiscal 2015 due to current year borrowing activity as a result of the Tyco Merger.

Equity Income

	Year Ended September 30,
(in millions)	2016	2015	Change
Equity income	$530	$375	41%

The increase in equity income was primarily due to current year income related to partially-owned affiliates of the JCH joint venture in the Building Efficiency business, current year income related to the Automotive Experience Interiors joint venture formed on July 2, 2015 and higher income at certain Automotive Experience Seating partially-owned affiliates, partially offset by the unfavorable impact of foreign currency translation ($13 million). Refer to the segment analysis below within Item 7 for a discussion of segment EBIT by segment.

Income Tax Provision

	Year Ended September 30,
(in millions)	2016	2015	Change
Income tax provision	$2,259	$600	*
Effective tax rate	139%	28%
* Measure not meaningful

The effective rate is above the U.S. statutory rate for fiscal 2016 primarily due to the global tax impacts of separation costs, restructuring and repatriation of earnings in anticipation of the spin-off of the Automotive Experience business, the jurisdictional mix of operational restructuring and impairment costs, and the tax impacts of the Merger, integration and change of ownership costs, partially offset by the benefits of continuing global tax planning initiatives and foreign tax rate differentials. The effective rate is below the U.S. statutory rate for fiscal 2015 primarily due to the benefits of continuing global tax planning initiatives, income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate and adjustments due to tax audit resolutions, partially offset by the tax consequences of business divestitures, and significant restructuring and impairment costs. The fiscal 2016 effective tax rate increased as compared to the fiscal 2015 effective tax rate primarily due to the tax effects of transactions predominantly due to the planned spin-off ($1,787 million) and the tax effects of restructuring and impairment costs ($60 million), partially offset by tax planning initiatives ($150 million). The fiscal year 2016 and 2015 global tax planning initiatives related primarily to foreign tax credit planning, global financing structures and alignment of our global business functions in a tax efficient manner. Refer to Note 17, "Income Taxes," of the notes to consolidated financial statements for further details.

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

In the fourth quarter of fiscal 2016, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that no material changes were needed to the valuation allowances. Therefore there was no net impact to income tax expense due to valuation allowance changes in the three month period and year ended September 30, 2016.

In the fourth quarter of fiscal 2015, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that certain deferred tax assets primarily within Spain, Germany, and the United Kingdom would not be realized, and was more likely than not that certain deferred tax assets of Poland and Germany would be realized. The impact of the net valuation allowance provision offset the benefit of valuation allowance releases and, as such, there was no net impact to income tax expense in the three month period and year ended September 30, 2015.

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

The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the Internal Revenue Service ("IRS") and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2016, the Company had recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Other Tax Matters

During fiscal 2016 and 2015, the Company incurred significant charges for restructuring and impairment costs. Refer to Note 15, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. A substantial portion of these charges cannot be benefited for tax purposes due to the Company's current tax position in these jurisdictions and the underlying tax basis in the impaired assets, resulting in $113 million and $52 million incremental tax expense in fiscal 2016 and 2015, respectively.

During the fourth quarter of fiscal 2016, the Company completed its merger with Tyco. As a result of that transaction, the Company incurred incremental tax expense of $129 million. In preparation for the spin-off of the Automotive Experience business in the first quarter of fiscal 2017, the Company incurred incremental tax expense of $121 million in fiscal 2016. The Company also completed substantial business reorganizations which resulted in total tax charges of $1,891 million in fiscal 2016. Included in this amount is the tax charge provided for in the third quarter of fiscal 2016 of $85 million for changes in entity tax status and the charge provided for in the second quarter of fiscal 2016 of $780 million for income tax expense on foreign undistributed earnings of certain non-U.S. subsidiaries.

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

Impacts of Tax Legislation and Change in Statutory Tax Rates

After the fourth quarter of fiscal 2016, on October 13, 2016, the U.S. Treasury and the IRS released final and temporary Section 385 regulations. These regulations address whether certain instruments between related parties are treated as debt or equity. The Company does not expect that the regulations will materially impact its consolidated financial statements.

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

During the fiscal years ended 2016 and 2015, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Income From Discontinued Operations, Net of Tax

	Year Ended September 30,
(in millions)	2016	2015	Change
Income from discontinued operations, net of tax	$—	$128	*
* Measure not meaningful

Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information.

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2016	2015	Change
Income from continuing operations attributable to noncontrolling interests	$215	$112	92%
Income from discontinued operations attributable to noncontrolling interests	—	4	*
* Measure not meaningful

The increase in income from continuing operations attributable to noncontrolling interests for fiscal 2016 was primarily due to current year income related to the JCH joint venture in the Buildings Efficiency business.

Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income (Loss) Attributable to Johnson Controls, Inc.

	Year Ended September 30,
(in millions)	2016	2015	Change
Net income (loss) attributable to Johnson Controls, Inc.	$(847)	$1,563	*
* Measure not meaningful

The decrease in net income (loss) attributable to Johnson Controls was primarily due to an increase in the income tax provision, higher SG&A primarily due to higher separation and transaction costs in the current year, and current year restructuring and impairment costs, partially offset by higher gross profit.

Comprehensive Income (Loss) Attributable to Johnson Controls, Inc.

	Year Ended September 30,
(in millions)	2016	2015	Change
Comprehensive income (loss) attributable to Johnson Controls, Inc.	$(877)	$743	*
* Measure not meaningful

The decrease in comprehensive income (loss) attributable to Johnson Controls, Inc. was due to lower net income (loss) attributable to Johnson Controls, Inc. ($2,410 million), partially offset by a decrease in other comprehensive loss attributable to Johnson Controls, Inc. ($790 million) primarily related to favorable foreign currency translation adjustments. These year-over-year favorable foreign currency translation adjustments were primarily driven by the weakening of the Brazilian real, Canadian dollar, Colombian peso, euro and Japanese currencies against the U.S. dollar in the prior year.

SEGMENT ANALYSIS

Management evaluates the performance of its business units based primarily on segment EBIT, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency

	Net Sales for the Year Ended September 30,			Segment EBIT for the Year Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Systems and Service North America	$4,292	$4,184	3%	$412	$375	10%
Products North America	2,488	2,450	2%	173	306	-43%
Asia	4,830	1,985	*	431	191	*
Rest of World	1,766	1,891	-7%	20	51	-61%
	$13,376	$10,510	27%	$1,036	$923	12%
 * Measure not meaningful

Net Sales:

•
The increase in Systems and Service North America was due to higher volumes of controls systems and service ($183 million), partially offset by lower volumes related to business divestitures ($52 million) and the unfavorable impact of foreign currency translation ($23 million). The increase in volumes was primarily attributable to market share gains.

•
The increase in Products North America was due to higher volumes ($49 million), partially offset by the unfavorable impact of foreign currency translation ($11 million). The increase in volumes was primarily driven by new product offerings.

•
The increase in Asia was due to incremental sales related to the JCH joint venture ($2,808 million), higher service volumes ($56 million), and higher volumes of equipment and control systems ($30 million), partially offset by the unfavorable impact of foreign currency translation ($49 million). The increase in volume was driven by favorable local economic conditions.

•
The decrease in Rest of World was due to the unfavorable impact of foreign currency translation ($80 million) and lower volumes in Latin America ($22 million), Europe ($16 million) and the Middle East ($14 million), partially offset by incremental sales related to a business acquisition ($7 million). The net decrease in volumes was primarily attributable to unfavorable local market conditions and the discontinuance of certain products.

Segment EBIT:

•
The increase in Systems and Service North America was due to lower selling, general and administrative expenses ($63 million) as a result of restructuring actions and other cost reduction initiatives and a current year gain on business divestitures net of a prior year gain on business divestitures, higher volumes ($42 million), and prior year transaction and integration costs ($4 million), partially offset by current year transaction costs ($53 million), unfavorable margin rates ($8 million), lower income due to a prior year business divestiture ($5 million), the unfavorable impact of foreign currency translation ($4 million) and a pension settlement loss ($2 million).

•
The decrease in Products North America was due to higher selling, general and administrative expenses ($118 million)due to global product and related sales force investments and a prior year gain on business divestitures, current year transaction costs ($30 million), unfavorable margin rates ($6 million), a pension settlement loss ($3 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by higher volumes ($16 million), prior year transaction and integration costs ($8 million), and higher equity income ($1 million).

•
The increase in Asia was due primarily to incremental operating income related to the JCH joint venture exclusive of global investments in related products and technologies ($293 million), higher volumes ($29 million), prior year transaction and integration costs ($24 million), and lower selling, general and administrative expenses ($2 million), partially offset by current year transaction and integration costs ($87 million), unfavorable margin rates ($12 million) and the unfavorable impact of foreign currency translation ($9 million).

•
The decrease in Rest of World was due to current year transaction costs ($21 million), lower volumes ($13 million), higher selling, general and administrative expenses ($5 million), unfavorable margin rates ($3 million), lower equity income ($3 million) and the unfavorable impact of foreign currency translation ($3 million), partially offset by a gain on business divestiture ($12 million), a gain on acquisition of a partially-owned affiliate ($4 million) and prior year transaction costs ($1 million).

Automotive Experience

	Net Sales for the Year Ended September 30,			Segment EBIT for the Year Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Seating	$16,355	$16,539	-1%	$676	$928	-27%
Interiors	482	3,540	-86%	75	254	-70%
	$16,837	$20,079	-16%	$751	$1,182	-36%

Net Sales:

•
The decrease in Seating was due to the unfavorable impact of foreign currency translation ($402 million), and net unfavorable pricing and commercial settlements ($142 million), partially offset by higher volumes ($341 million) and incremental sales related to a prior year business acquisition ($19 million). The higher volumes were attributable to growth in Asia and Europe, partially offset by softness in the Americas due to changes in automotive production levels and expiring programs in North America.

•
The decrease in Interiors was due to the deconsolidation of the majority of the Interiors business in the prior year ($2,954 million), lower volumes primarily due to plant wind downs ($87 million), the unfavorable impact of foreign currency translation ($9 million), and net unfavorable pricing and commercial settlements ($8 million).

Segment EBIT:

•
The decrease in Seating was due to current year separation costs related to the Automotive Experience spin-off ($458 million), net unfavorable pricing and commercial settlements ($33 million), unfavorable mix due to lower volumes at higher margin platforms ($26 million), the unfavorable impact of foreign currency translation ($16 million), a prior year gain on a business divestiture ($10 million) and a pension settlement loss ($5 million), partially offset by lower operating costs as a result of restructuring actions and operational efficiencies ($74 million), lower selling, general and administrative expenses as a result of a favorable legal settlement and cost reduction initiatives ($54 million), lower purchasing costs resulting from supplier price concessions ($46 million), higher equity income ($37 million), higher volumes ($35 million), lower engineering expenses ($32 million), prior year separation costs ($16 million) and incremental operating income related to a business acquisition ($2 million).

•
The decrease in Interiors was due to a prior year net gain on a business divestiture ($145 million), the impact of the July 2, 2015 joint venture transaction and related prior year held for sale depreciation impact ($109 million), lower volumes ($12 million), net unfavorable pricing and commercial settlements ($7 million), current year integration costs ($1 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by prior year transaction and integration costs ($38 million), favorable settlements related to prior year business divestitures ($22 million), lower selling, general and administrative expenses as a result of cost reduction initiatives ($21 million), lower operating costs ($10 million) and higher equity income ($5 million).

Power Solutions

	Year Ended September 30,
(in millions)	2016	2015	Change
Net sales	$6,653	$6,590	1%
Segment EBIT	1,253	1,153	9%

•
Net sales increased due to higher sales volumes ($246 million), and favorable pricing and product mix ($105 million), partially offset by the unfavorable impact of foreign currency translation ($180 million) and the impact of lower lead costs on pricing ($108 million). The increase in volumes was primarily driven by start-stop battery volumes and growth in China. Additionally, higher start-stop volumes contributed to favorable product mix.

•
Segment EBIT increased due to higher volumes ($77 million), favorable pricing and product mix ($55 million), and lower selling, general and administrative expenses due to lower employee related expenses and cost reduction initiatives ($55 million), partially offset by higher operating costs primarily driven by efforts to increase supply to satisfy growing customer demand and launch new capacity in China ($48 million), the unfavorable impact of foreign currency translation ($29 million), restructuring and impairment costs included in equity income ($7 million), a pension settlement loss ($1 million), transaction costs ($1 million) and lower equity income ($1 million).

FISCAL YEAR 2015 COMPARED TO FISCAL YEAR 2014

Net Sales

	Year Ended September 30,
(in millions)	2015	2014	Change
Net sales	$37,179	$38,749	-4%

The decrease in consolidated net sales was due to the unfavorable impact of foreign currency translation ($2.5 billion) and lower sales in the Automotive Experience business ($344 million), partially offset by higher sales in the Building Efficiency business ($839 million) and Power Solutions business ($408 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased 2% as compared to the prior year. The favorable impacts of higher Automotive Experience volumes globally, incremental sales related to the prior year acquisition of ADTi in the Building Efficiency business, higher Building Efficiency volumes in North America and the Middle East markets, and higher global battery shipments and favorable product mix in the Power Solutions business, were partially offset by the deconsolidation of the majority of the Automotive Experience Interiors business on July 2, 2015. The incremental sales related to business acquisitions were $751 million across the Building Efficiency and Automotive Experience segments. Refer to the segment analysis below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2015	2014	Change
Cost of sales	$30,732	$32,444	-5%
Gross profit	6,447	6,305	2%
% of sales	17.3%	16.3%

The decrease in cost of sales year over year corresponds to the sales decrease described above. Foreign currency translation had a favorable impact on cost of sales of approximately $2.2 billion. Gross profit in the Building Efficiency business was favorably impacted by incremental gross profit related to the ADTi acquisition, favorable margin rates, prior year contract related charges in the Middle East and higher market demand in North America. Gross profit in the Power Solutions business was favorably impacted by higher volumes and lower operating costs. Gross profit in the Automotive Experience business was favorably impacted by higher volumes globally, lower purchasing costs and favorable commercial settlements, partially offset by higher operating costs and unfavorable mix. Net mark-to-market adjustments on pension and postretirement plans had a net unfavorable year over year impact on cost of sales of $113 million ($156 million charge in fiscal 2015 compared to a $43 million charge in fiscal 2014)

primarily due to unfavorable U.S. investment returns versus expectations and the adoption of new mortality rate changes in the U.S. in the current year. Refer to the segment analysis below within Item 7 for a discussion of segment EBIT by segment.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2015	2014	Change
Selling, general and administrative expenses	$3,986	$4,216	-5%
% of sales	10.7%	10.9%

Selling, general and administrative expenses (SG&A) decreased by $230 million year over year, and SG&A as a percentage of sales decreased 20 basis points. Net mark-to-market adjustments on pension and postretirement plans had a net unfavorable year over year impact on SG&A of $72 million ($266 million charge in fiscal 2015 compared to a $194 million charge in fiscal 2014) primarily due to unfavorable U.S. investment returns versus expectations and the adoption of new mortality rate changes in the U.S. in the current year. The Automotive Experience business SG&A decreased primarily due to gains on business divestitures, a prior year net loss on business divestitures, lower engineering expenses and lower employee related costs, partially offset by transaction, integration and separation costs. The Building Efficiency business SG&A increased primarily due to incremental SG&A related to the prior year acquisition of ADTi, current year transaction and integration costs, and higher investments. The Power Solutions business SG&A increased primarily due to higher employee related expenses. Foreign currency translation had a favorable impact on SG&A of $189 million. Refer to the segment analysis below within Item 7 for a discussion of segment EBIT by segment.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2015	2014	Change
Restructuring and impairment costs	$397	$324	23%

Refer to Note 15, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Year Ended September 30,
(in millions)	2015	2014	Change
Net financing charges	$288	$244	18%

Net financing charges increased in fiscal 2015 as compared to fiscal 2014 primarily due to higher average borrowing levels related to the acquisition of ADTi and the share repurchase program.

Equity Income

	Year Ended September 30,
(in millions)	2015	2014	Change
Equity income	$375	$395	-5%

The decrease in equity income was primarily due to prior year gains on acquisitions of partially-owned affiliates in the Power Solutions business ($19 million) and Building Efficiency business ($19 million), partially offset by higher current year income at certain Automotive Experience partially-owned affiliates. Refer to the segment analysis below within Item 7 for a discussion of segment EBIT by segment.

Income Tax Provision

	Year Ended September 30,
(in millions)	2015	2014	Change
Income tax provision	$600	$407	47%
Effective tax rate	28%	21%

The effective rate is below the U.S. statutory rate for fiscal 2015 primarily due to the benefits of continuing global tax planning initiatives, income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate and adjustments due to tax audit resolutions, partially offset by the tax consequences of business divestitures, and significant restructuring and impairment costs. The effective rate is below the U.S. statutory rate for fiscal 2014 primarily due to the benefits of continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate partially offset by the tax consequences of business divestitures, significant restructuring and impairment costs, and valuation allowance adjustments. The fiscal 2015 effective tax rate increased as compared to the fiscal 2014 effective tax rate primarily due to the tax effects of business divestitures ($283 million), partially offset by reserve and valuation allowance adjustments ($133 million). The fiscal year 2015 and 2014 global tax planning initiatives related primarily to foreign tax credit planning, global financing structures and alignment of our global business functions in a tax efficient manner. Refer to Note 17, "Income Taxes," of the notes to consolidated financial statements for further details.

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

Other Tax Matters

During fiscal 2015 and 2014, the Company incurred significant charges for restructuring and impairment costs. Refer to Note 15, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. A substantial portion of these charges cannot be benefited for tax purposes due to our current tax position in these jurisdictions and the underlying tax basis in the impaired assets, resulting in $52 million and $75 million incremental tax expense in fiscal 2015 and 2014, respectively.

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

Comprehensive Income Attributable to Johnson Controls, Inc.

	Year Ended September 30,
(in millions)	2015	2014	Change
Comprehensive income attributable to Johnson Controls, Inc.	$743	$560	33%

The increase in comprehensive income attributable to Johnson Controls, Inc. was due to higher net income attributable to Johnson Controls, Inc. ($348 million), partially offset by an increase in other comprehensive loss attributable to Johnson Controls, Inc. ($165 million) primarily related to unfavorable foreign currency translation adjustments. These year-over-year unfavorable foreign currency translation adjustments were primarily driven by the weakening of the Brazilian real, British pound, Canadian dollar, Colombian peso and euro currencies against the U.S. dollar.

SEGMENT ANALYSIS

Management evaluates the performance of its business units based primarily on segment EBIT, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency

	Net Sales for the Year Ended September 30,			Segment EBIT for the Year Ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change
Systems and Service North America	$4,184	$4,098	2%	$375	$354	6%
Products North America	2,450	1,807	36%	306	238	29%
Asia	1,985	2,077	-4%	191	270	-29%
Rest of World	1,891	2,103	-10%	51	(45)	*
	$10,510	$10,085	4%	$923	$817	13%
 * Measure not meaningful

Net Sales:

•
The increase in Systems and Service North America was due to higher volumes of controls systems and service ($129 million), partially offset by the unfavorable impact of foreign currency translation ($43 million).

•
The increase in Products North America was due to incremental sales related to the ADTi acquisition ($587 million), and higher volumes of residential and commercial products ($65 million), partially offset by the unfavorable impact of foreign currency translation ($9 million).

•
The decrease in Asia was due to the unfavorable impact of foreign currency translation ($107 million), and lower volumes of equipment and controls systems ($80 million), partially offset by incremental sales due to business acquisitions ($58 million) and higher service volumes ($37 million).

•
The decrease in Rest of World was due to the unfavorable impact of foreign currency translation ($255 million) and lower volumes in Latin America ($72 million), partially offset by higher volumes in the Middle East ($71 million) and Europe ($22 million), and incremental sales related to the ADTi acquisition ($22 million).

Segment EBIT:

•
The increase in Systems and Service North America was due to higher volumes ($30 million), net unfavorable prior year contract related charges ($9 million) and a prior year pension settlement loss ($3 million), partially offset by higher selling, general and administrative expenses net of a current year gain on business divestiture ($13 million), current year transaction and integration costs ($4 million), and the unfavorable impact of foreign currency translation ($4 million).

•
The increase in Products North America was due to incremental operating income related to the ADTi acquisition ($53 million), prior year acquisition related costs ($27 million), higher volumes ($22 million), higher equity income ($2 million), a prior year pension settlement loss ($1 million) and the favorable impact of foreign currency translation ($1 million), partially offset by higher selling, general and administrative expenses net of current year gains on business divestitures ($28 million), current year transaction and integration costs ($8 million), and unfavorable mix and margin rates ($2 million).

•
The decrease in Asia was due to higher selling, general and administrative expenses ($26 million), current year transaction and integration costs ($24 million), a prior year gain on acquisition of partially-owned affiliates ($19 million), lower volumes ($17 million) and the unfavorable impact of foreign currency translation ($17 million), partially offset by favorable mix and margin rates ($17 million), and incremental operating income due to business acquisitions ($7 million).

•
The increase in Rest of World was due to net unfavorable prior year contract related charges in the Middle East ($50 million), favorable mix and margin rates ($49 million), higher equity income ($7 million), higher volumes ($4 million), lower selling, general and administrative expenses ($1 million), and incremental operating income due to business acquisitions ($1 million), partially offset by the unfavorable impact of foreign currency translation ($15 million) and current year transaction costs ($1 million).

Automotive Experience

	Net Sales for the Year Ended September 30,			Segment EBIT for the Year Ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change
Seating	$16,539	$17,531	-6%	$928	$853	9%
Interiors	3,540	4,501	-21%	254	(1)	*
	$20,079	$22,032	-9%	$1,182	$852	39%
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

Segment EBIT:

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

Power Solutions

	Year Ended September 30,
(in millions)	2015	2014	Change
Net sales	$6,590	$6,632	-1%
Segment EBIT	1,153	1,052	10%

•
Net sales decreased due to the unfavorable impact of foreign currency translation ($450 million), partially offset by higher sales volumes ($291 million), and favorable pricing and product mix ($117 million).

•
Segment EBIT increased due to higher volumes ($90 million), lower operating costs ($79 million), favorable pricing and product mix ($16 million), a prior year pension settlement loss ($5 million) and higher equity income ($2 million), partially offset by the unfavorable impact of foreign currency translation ($52 million), higher selling, general and administrative expenses ($20 million), and a prior year gain on acquisition of a partially-owned affiliate ($19 million).

GOODWILL, LONG-LIVED ASSETS AND OTHER INVESTMENTS

Goodwill at September 30, 2016 was $7.1 billion, $277 million higher than the prior year. The increase was primarily due to goodwill generated as a result of the JCH joint venture in the Building Efficiency business.

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

During fiscal 2014, as a result of operating results, restructuring actions and expected future profitability, the Company's forecasted cash flow estimates used in the goodwill assessment were negatively impacted as of September 30, 2014 for the Building Efficiency Rest of World - Latin America reporting unit. As a result, the Company concluded that the carrying value of the Building Efficiency Rest of World - Latin America reporting unit exceeded its fair value as of September 30, 2014. The Company recorded a goodwill impairment charge of $47 million in the fourth quarter of fiscal 2014, which was determined by comparing the carrying value of the reporting unit's goodwill with the implied fair value of goodwill for the reporting unit. The Building Efficiency Rest of World - Latin America reporting unit has no remaining goodwill at September 30, 2016 and 2015.

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

Indefinite lived other intangible assets are also subject to at least annual impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests. While the Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment existed during fiscal years 2016, 2015 and 2014, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements.

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

In the second, third and fourth quarters of fiscal 2016, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2016. As a result, the Company reviewed the long-lived assets for impairment and recorded $190 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income, of which $29 million was recorded in the second quarter, $51 million was recorded in the third quarter and $110 million was recorded in the fourth quarter. Of the total impairment charges, $64 million related to the Power Solutions segment, $55 million related to Corporate assets, $55 million related to the

Automotive Experience Seating segment, $8 million related to the Building Efficiency Products North America segment, $4 million related to the Building Efficiency Asia segment, $3 million related to the Building Efficiency Rest of World segment and $1 million related to the Automotive Experience Interiors segment. Refer to Note 15, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the fourth quarter of fiscal 2015, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its announced restructuring actions and the intention to spin-off the Automotive Experience business. As a result, the Company reviewed the long-lived assets for impairment and recorded a $183 million impairment charge within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charge, $139 million related to Corporate assets, $27 million related to the Automotive Experience Seating segment, $16 million related to the Building Efficiency Rest of World segment and $1 million related to the Building Efficiency Systems and Service North America segment. Refer to Note 15, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the third and fourth quarters of fiscal 2014, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2014. In addition, in the fourth quarter of fiscal 2014, the Company concluded that it had a triggering event requiring assessment of impairment of long-lived assets held by the Building Efficiency Rest of World - Latin America reporting unit due to the impairment of goodwill in the quarter. As a result, the Company reviewed the long-lived assets for impairment and recorded a $91 million impairment charge within restructuring and impairment costs on the consolidated statements of income, of which $45 million was recorded in the third quarter and $46 million in the fourth quarter of fiscal 2014. Of the total impairment charge, $45 million related to the Automotive Experience Interiors segment, $34 million related to the Building Efficiency Rest of World segment, $7 million related to the Automotive Experience Seating segment and $5 million related to Corporate assets. In addition, the Company recorded $43 million of asset and investment impairments within discontinued operations in the third quarter of fiscal 2014 related to the divestiture of the Automotive Experience Electronics business. Refer to Note 3, "Discontinued Operations," and Note 15, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

Investments in partially-owned affiliates ("affiliates") at September 30, 2016 were $2.7 billion, $0.6 billion higher than the prior year. The increase was primarily due to the investment in the JCH joint venture and positive earnings at certain Automotive Experience affiliates.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	September 30, 2016	September 30, 2015
(in millions)			Change
Current assets	$13,171	$10,469
Current liabilities	(13,397)	(10,446)
	(226)	23	*

Less: Cash	(198)	(597)
Less: Cash in escrow related to Adient debt	(2,034)	—
Add: Short-term debt	662	52
Add: Current portion of long-term debt	628	813
Less: Assets held for sale	(17)	(55)
Add: Liabilities held for sale	—	42
Working capital (as defined)	$(1,185)	$278	*

Accounts receivable	$6,271	$5,751	9%
Inventories	2,810	2,377	18%
Accounts payable	5,975	5,174	15%
* Measure not meaningful

•
The Company defines working capital as current assets less current liabilities, excluding cash, cash in escrow related to Adient debt, short-term debt, the current portion of long-term debt, and the current portion of assets and liabilities held for sale. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s operating performance.

•
The decrease in working capital at September 30, 2016 as compared to September 30, 2015, was primarily related to an increase in accounts payable due to timing of supplier payments, timing of income tax payments and an increase in restructuring reserves, partially offset by the impact of the JCH joint venture, and an increase in accounts receivable due to timing of customer receipts.

•
The Company’s days sales in accounts receivable at September 30, 2016 were 57, a slight increase from 56 at September 30, 2015. There has been no significant adverse change in the level of overdue receivables or changes in revenue recognition methods.

•	The Company’s inventory turns for the year ended September 30, 2016 were slightly lower than the comparable period ended September 30, 2015 primarily due to changes in inventory production levels.

•	Days in accounts payable at September 30, 2016 were 76 days, higher than 74 days at the comparable period ended September 30, 2015.

Cash Flows

	Year Ended September 30,
(in millions)	2016	2015
Cash provided by operating activities	$1,844	$1,600
Cash provided (used) by investing activities	(1,327)	470
Cash used by financing activities	(928)	(1,821)
Capital expenditures	(1,227)	(1,135)

•
The increase in cash provided by operating activities was primarily due to favorable changes in other assets and lower pension contributions, partially offset by higher income tax payments and current year separation costs.

•
The increase in cash used by investing activities was primarily due to cash received from business divestitures in the prior year, cash paid for the JCH joint venture in the current year and an increase in capital expenditures.

•
The decrease in cash used by financing activities was primarily due to an increase in long-term debt, lower stock repurchases in the current year and an increase in short-term debt, partially offset by higher repayments of long-term debt, an increase in dividends paid due to timing and an increase in dividends paid to noncontrolling interests related to the JCH joint venture.

•
The increase in capital expenditures in the current year is primarily related to higher capital investments in the Building Efficiency and Power Solutions businesses, partially offset by lower capital investments in the Automotive Experience business.

Capitalization

	September 30, 2016	September 30, 2015
(in millions)			Change
Short-term debt	$662	$52
Current portion of long-term debt	628	813
Affiliate notes payable	6,500	—
Long-term debt	8,193	5,745
Total debt	$15,983	$6,610	*

Shareholders’ equity attributable to Johnson Controls, Inc.	1,862	10,335	-82%
Total capitalization	$17,845	$16,945	5%

* Measure not meaningful

•
In connection with the Tyco Merger on September 2, 2016, the Company replaced its $2.5 billion committed five-year credit facility scheduled to mature in August 2018 with a $2.0 billion committed four-year credit facility scheduled to mature in August 2020.

•
On September 2, 2016, in conjunction with the Tyco Merger, the Company entered into promissory notes with total face value of $6,500 million. These notes have stated annual interest rates between 5.0% and 6.0% and are scheduled to mature between 2021 and 2026. The interest is payable quarterly and outstanding unpaid principal amount is due at maturity.

•
At September 30, 2016, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $135 million, which are scheduled to expire in fiscal 2017. There were no draws on any of these revolving facilities as of September 30, 2016.

•
In August 2016, Adient Global Holdings, Ltd. (AGH), a wholly-owned subsidiary of Johnson Controls, issued a one billion euro, 3.5% fixed rate, 8-year senior unsecured note scheduled to mature in August 2024. AGH also issued a $900 million, 4.875%, 10-year senior unsecured note scheduled to mature in August 2026. The proceeds from the notes were deposited into escrow and are expected to be released in connection with the spin-off. The notes have not been, and are not expected to be, guaranteed by the Company or any of its subsidiaries that will not be subsidiaries of Adient following the spin-off. Approximately $1,500 million of the proceeds will be distributed to the Company in connection with the spin-off and approximately $500 million of the proceeds will be used for Adient's general corporate purposes.

•
In July 2016, AGH entered into a 5-year, $1,500 million Term A loan facility and a 5-year, $1,500 million revolving credit facility scheduled to mature in July 2021. The term loan was fully drawn in August 2016. As of September 30, 2016, there were no draws on the facility. Upon completion of the spin-off of Adient, AGH will become a wholly-owned subsidiary of Adient. On the date of the spin-off, Adient and certain of its wholly-owned subsidiaries will guarantee the debt, and the guarantees of Johnson Controls will automatically be released.The Company used the proceeds of the term loan to early repay its four tranches of euro-denominated floating rate credit facilities, totaling 390 million euro, that were outstanding as of September 30, 2015; three term loans of $500 million, $200 million and $125 million that were entered into during fiscal 2016, plus accrued interest, and a $90 million outstanding credit facility. The remainder of the proceeds were used for general corporate purposes.

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

•
In May 2015, the Company made a partial repayment of 32 million euro in principal amount, plus accrued interest, of its 70 million euro floating rate credit facility scheduled to mature in November 2017. The remaining outstanding portion as of September 30, 2015 was repaid during fiscal 2016.

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

•
The Company also selectively makes use of short-term credit lines. The Company estimates that, as of September 30, 2016, it could borrow up to $0.7 billion based on average borrowing levels during the quarter on committed credit lines.

•
The Company believes its capital resources and liquidity position at September 30, 2016 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2017 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.0 billion revolving credit facility, which matures in August 2020. There were no draws on the revolving credit facility as of September 30, 2016. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•
The Company earns a significant amount of its operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. The Company currently does not intend nor foresee a need to repatriate these funds other than in a tax efficient manner. However, in fiscal 2016, the Company did provide income tax expense related to a change in the Company's assertion over a portion of the permanently reinvested earnings as a result of the planned spin-off of the Automotive Experience business. Except as noted, the Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax efficient. The Company expects existing domestic cash and liquidity to continue to be sufficient to fund the Company’s domestic operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In addition, the Company expects existing foreign cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the Company’s foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital in the U.S. than is generated by operations domestically, the Company could elect to raise capital in the U.S. through debt or equity issuances. This alternative could result in increased interest expense or other dilution of the Company’s earnings. The Company has borrowed funds domestically and continues to have the ability to borrow funds domestically at reasonable interest rates.

•
The Company’s debt financial covenants require it to maintain a minimum consolidated shareholders’ equity attributable to Johnson Controls International plc of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls International plc for liens and pledges. For purposes of calculating the Company’s covenants, consolidated shareholders’ equity attributable to Johnson Controls International plc is calculated without giving effect to (i) the application of ASC 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of September 30, 2016, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and indentures and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2016 and recorded $535 million of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring action related to cost reduction initiatives in the Company’s Automotive Experience and Building Efficiency and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments, change-in-control payments and immaterial changes in estimates to prior year plans. The Company currently estimates that upon completion of the restructuring action, the fiscal 2016 restructuring plan will reduce annual operating costs from continuing operations by approximately $240 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized by the end of fiscal 2018. For fiscal 2016, there were no significant savings, net of execution costs, realized for this plan. The restructuring action is expected to be substantially complete in fiscal 2018. The restructuring plan reserve balance of $309 million at September 30, 2016 is expected to be paid in cash.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2015 and recorded $397 million of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring action related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2015 restructuring plan will reduce annual operating costs from continuing operations by approximately $250 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense. The Company expects that a portion of these savings, net of execution costs, will be achieved in fiscal 2016 and the full annual benefit of these actions is expected in fiscal 2017. For fiscal 2016, the savings from continuing operations, net of execution costs, were approximately 55% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in 2016. The restructuring plan reserve balance of $117 million at September 30, 2016 is expected to be paid in cash.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to significant restructuring plans in fiscal 2014 and 2013 and recorded $324 million and $903 million, respectively, of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures, and asset and goodwill impairments. The Company currently estimates that upon completion of the restructuring actions, the fiscal 2014 and 2013 restructuring plans will reduce annual operating costs from continuing operations by approximately $175 million and $350 million, respectively, which is primarily the result of lower cost of sales due to reduced employee-related costs and lower depreciation and amortization expense. The full annual benefit of these actions, net of execution costs, were achieved in 2016. The restructuring actions were substantially complete in fiscal 2016. The respective year’s restructuring plan reserve balances of $23 million and $24 million, respectively, at September 30, 2016 are expected to be paid in cash.

A summary of the Company’s significant contractual obligations as of September 30, 2016 is as follows (in millions):

	Total	2017	2018-2019	2020-2021	2022 and Beyond
Contractual Obligations
Long-term debt (including capital lease obligations)*	$8,821	$628	$310	$2,905	$4,978
Interest on long-term debt (including capital lease obligations)*	4,566	312	594	538	3,122
Notes payable due to affiliate	6,500	—	—	1,000	5,500
Interest payable to affiliate	2,818	387	720	716	995
Operating leases	717	221	275	133	88
Purchase obligations	2,330	1,941	291	92	6
Pension and postretirement contributions	706	312	72	79	243
Total contractual cash obligations	$26,458	$3,801	$2,262	$5,463	$14,932

* See "Capitalization" for additional information related to the Company's long-term debt. The Company's outstanding interest rate swaps in an asset position are not included in the table at September 30, 2016, which indicates the Company was in a net position of receiving cash under such swaps.

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

Revenue Recognition

The Building Efficiency business recognizes revenue from certain long-term contracts over the contractual period under the percentage-of-completion (POC) method of accounting. This method of accounting recognizes sales and gross profit as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded primarily in accounts receivable. Likewise, contracts where billings to date have exceeded recognized revenues are recorded primarily in other current liabilities. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The amount of accounts receivable due after one year is not significant. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The periodic reviews have not resulted in adjustments that were significant to the Company’s results of operations. The Company continually evaluates all of the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.

The Building Efficiency business enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized on a straight-line basis over the respective contract term.

The Building Efficiency business also sells certain heating, ventilating and air conditioning (HVAC) and refrigeration products and services in bundled arrangements, where multiple products and/or services are involved. In accordance with ASU No. 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force," the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price method. Significant deliverables within these arrangements include equipment, commissioning, service labor and extended warranties. In order to estimate relative selling price, market data and transfer price studies are utilized. Approximately four to twelve months separate the timing of the first deliverable until the last piece of equipment is delivered, and there may be extended warranty arrangements with duration of one to five years commencing upon the end of the standard warranty period.

In all other cases, the Company recognizes revenue at the time title passes to the customer or as services are performed.

Goodwill and indefinite-Lived Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for information regarding the goodwill impairment testing performed in the fourth quarters of fiscal years 2016, 2015 and 2014.

Indefinite-lived intangible assets are also subject to at least annual impairment testing. Indefinite-lived intangible assets consist of trademarks and tradenames and are tested for impairment using a relief-from-royalty method. A considerable amount of management judgment and assumptions are required in performing the impairment tests.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including tangible assets and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Refer to Note 16, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for information regarding the impairment testing performed in fiscal years 2016, 2015 and 2014.

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

The Company utilizes a mark-to-market approach for recognizing pension and postretirement benefit expenses, including measuring the market related value of plan assets at fair value and recognizing actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. Refer to Note 14, "Retirement Plans," of the notes to consolidated financial statements for disclosure of the Company's pension and postretirement benefit plans.

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

The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates. The Company’s discount rate on U.S. pension plans was 3.70% and 4.40% at September 30, 2016 and 2015, respectively. The Company’s discount rate on postretirement plans was 3.35% and 3.75% at September 30, 2016 and 2015, respectively. The Company’s weighted average discount rate on non-U.S. pension plans was 1.80% and 3.15% at September 30, 2016 and 2015, respectively.

At September 30, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits for plans that utilize a yield curve approach. This change compared to the previous method will result in different service and interest components of net periodic benefit cost (credit) in future periods. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the total benefit obligations or annual net periodic benefit cost (credit) as the change in the service and interest costs is completely offset in the net actuarial (gain) loss reported. The change in the service and interest costs was not significant. The Company has accounted for this change as a change in accounting estimate.

In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 47% of the plans’ assets are invested in fixed income securities and 36% in equity securities, with the remainder primarily invested in alternative investments. For the years ending September 30, 2016 and 2015, the Company’s expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 7.50%. The actual rate of return on U.S. pension plans was above 7.50% in fiscal 2016 and was below 7.50% in fiscal 2015. For the years ending September 30, 2016 and 2015, the Company’s weighted average expected long-term return on non-U.S. pension plan assets was 4.45% and 4.50%, respectively. The actual rate of return on non-U.S. pension plans was above 4.45% in fiscal 2016 and approximated 4.50% in fiscal 2015. For the years ending September 30, 2016 and 2015, the Company’s weighted average expected long-term return on postretirement plan assets was 5.45% and 5.75%, respectively. The actual rate of return on postretirement plan assets was above 5.45% in fiscal 2016 and was below 5.75% in fiscal 2015.

Beginning in fiscal 2017, the Company believes the long-term rate of return will approximate 7.50%, 3.40% and 5.60% for U.S. pension, non-U.S. pension and postretirement plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year. If the Company’s actual returns on plan assets are less than the Company’s expectations, additional contributions may be required.

In fiscal 2016, total employer contributions to the defined benefit pension plans were $136 million, of which $34 million were voluntary contributions made by the Company. The Company expects to contribute approximately $311 million in cash to its defined benefit pension plans in fiscal 2017, including $247 million due to change in control provisions triggered by the Tyco Merger. In fiscal 2016, total employer and employee contributions to the postretirement plans were $7 million. The Company does not expect to make any significant contributions to its postretirement plans in fiscal year 2017.

Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.

Loss Contingencies

Accruals are recorded for various contingencies including legal proceedings, environmental matters, self-insurance and other claims that arise in the normal course of business. The accruals are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. Additionally, the Company records receivables from third party insurers when recovery has been determined to be probable.

The Company is subject to laws and regulations relating to protecting the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Refer to Note 20, "Commitments and Contingencies," of the notes to consolidated financial statements.

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. The Company records receivables from third party insurers when recovery has been determined to be probable.

Asbestos-Related Contingencies

The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The Company's estimate of the liability for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present value from 2049 (which is the Company's reasonable best estimate of the actuarially determined time period through which asbestos-related claims will be filed against Company affiliates). Asbestos related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2049. Annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs is warranted.

Refer to Note 20, "Commitments and Contingencies," of the notes to consolidated financial statements for a discussion on management's judgments applied in the recognition and measurement of asbestos-related liabilities.

Product Warranties

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate of future warranty-related costs based on actual historical return rates and other known factors. Based on analysis of return rates and other factors, the Company’s warranty provisions are adjusted as necessary. At September 30, 2016, the Company had recorded $365 million of warranty reserves, including extended warranties for which deferred revenue is recorded. The Company monitors its warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different than those estimates. Refer to Note 7, "Product Warranties," of the notes to consolidated financial statements for disclosure of the Company's product warranty liabilities.

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

The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary. At September 30, 2016, the Company had a valuation allowance of $1,157 million, of which $773 million relates to net operating loss carryforwards primarily in Belgium, Brazil, China, France,

Spain and the United Kingdom for which sustainable taxable income has not been demonstrated; and $384 million for other deferred tax assets.

The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. At September 30, 2016, the Company had unrecognized tax benefits of $1,439 million.

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

Refer to Note 17, "Income Taxes," of the notes to consolidated financial statements for the Company's income tax disclosures.

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

Recently Issued Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-17, "Consolidations (Topic 810): Interests Held through Related Parties that are under Common Control." The ASU changes how a single decision maker of a variable interest entity (VIE) that holds indirect interest in the entity through related parties that are under common control determines whether it is the primary beneficiary of the VIE. The new guidance amends ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" issued in February 2015. The guidance should be applied coincidentally with the adoption of ASU 2015-02, which is effective for the Company for the quarter ending December 31, 2016. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, "Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory". The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The guidance will be effective for the Company for the quarter ending December 31, 2018 with early adoption permitted but only in the first interim period of a fiscal year. The changes are required to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 provides clarification guidance on eight specific cash flow presentation issues in order to reduce the diversity in practice. ASU No. 2016-15 will be effective for the Company for the quarter ending December 31, 2018, with early adoption permitted. The guidance should be applied retrospectively to all periods presented, unless deem impracticable, in which case prospective application is permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU No. 2015-02 amends the analysis performed to determine whether a reporting entity should consolidate certain types of legal entities. The ASU No. 2015-02 was amended by ASU No. 2016-17, "Consolidations (Topic 810): Interests Held through Related Parties that are under Common Control," issued in October 2016. ASU No. 2015-02 will be effective retrospectively for the

Company for the quarter ending December 31, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. At September 30, 2016, all outstanding interest rate swaps qualify for the long-haul method. The Company assesses retrospective and prospective effectiveness and records any measured ineffectiveness in the consolidated statements of income on a monthly basis.

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

The Company had entered into cross-currency interest rate swaps and foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the cross-currency interest rate swaps and debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investments globally.

At September 30, 2016 and 2015, the Company estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains by approximately $229 million and $234 million, respectively.

Interest Rates

The Company uses interest rate swaps to offset its exposure to interest rate movements. In accordance with ASC 815, these outstanding swaps qualify and are designated as fair value hedges. The Company had eight interest rate swaps totaling $850 million outstanding at September 30, 2016 and twelve interest rates swaps totaling $1.7 billion outstanding at September 30, 2015. A 10% increase in the average cost of the Company’s variable rate debt would have resulted in an unfavorable change in pre-tax interest expense of approximately $5 million and $6 million for the year ended September 30, 2016 and 2015, respectively.

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

Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2016 related solely to environmental compliance were not material. As of September 30, 2016, reserves for environmental liabilities totaled $27 million of which $4 million was recorded within other current liabilities and $23 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. A charge to income is recorded when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company’s environmental liabilities do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where the Company may be potentially liable, future expenses to remediate identified sites could be considerably higher than the accrued liability. However, while neither the timing nor the amount of ultimate costs associated with known environmental remediation matters can be determined at this time, the Company does not expect that these matters will have a material adverse effect on its financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions and Building Efficiency businesses. At September 30, 2016, the Company recorded conditional asset retirement obligations of $71 million.

The Company and certain of its subsidiaries, along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases have typically involved product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were used with asbestos containing components. As of September 30, 2016, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position is comprised of a liability for pending and future claims and related defense costs of $116 million, of which $7 million is recorded in other current liabilities and $109 million is recorded in other noncurrent liabilities.

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At September 30, 2016, the insurable liabilities totaled $181 million, of which $30 million was recorded within other current liabilities, $15 million was recorded within accrued compensation and benefits, and $136 million was recorded within other noncurrent liabilities in the consolidated statements of financial position.

The Company is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, commercial and contractual matters, and various other casualty matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, it is management’s opinion that none of these will have a material adverse effect on the Company’s financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented. Refer to Note 20, "Commitments and Contingencies," of the notes to consolidated financial statements for additional information.

QUARTERLY FINANCIAL DATA

(in millions, except per share data) (quarterly amounts unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2016
Net sales	$8,929	$9,031	$9,516	$9,390	$36,866
Gross profit	1,633	1,729	1,887	1,810	7,059
Net income (loss) (1)	490	(469)	459	(1,112)	(632)
Net income (loss) attributable to Johnson Controls, Inc.	450	(530)	383	(1,150)	(847)

2015
Net sales	$9,624	$9,198	$9,608	$8,749	$37,179
Gross profit	1,609	1,573	1,706	1,559	6,447
Net income (2)	546	557	207	369	1,679
Net income attributable to Johnson Controls, Inc.	507	529	178	349	1,563

(1)
The fiscal 2016 first quarter net income includes $101 million for transaction, integration and separation costs. The fiscal 2016 second quarter net loss includes $229 million of significant restructuring and impairment costs, and $131 million for transaction, integration and separation costs. The fiscal 2016 third quarter net income includes $167 million for transaction, integration, and separation costs, and $102 million of significant restructuring and impairment costs. The fiscal 2016 fourth quarter net loss includes $562 million of net mark-to-market and settlement losses on pension and postretirement plans, $211 million of significant restructuring and impairment costs, and $264 million for transaction, integration and separation costs. The preceding amounts are stated on a pre-tax and pre-noncontrolling interest impact basis.

(2)
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Johnson Controls International plc

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Johnson Controls, Inc. and its subsidiaries at September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the accompanying consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in fiscal 2016.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 23, 2016

Johnson Controls, Inc.
Consolidated Statements of Income

	Year Ended September 30,
(in millions)	2016	2015	2014
Net sales
Products and systems*	$33,149	$33,513	$34,978
Services*	3,717	3,666	3,771
	36,866	37,179	38,749
Cost of sales
Products and systems*	27,247	28,214	29,910
Services*	2,560	2,518	2,534
	29,807	30,732	32,444

Gross profit	7,059	6,447	6,305

Selling, general and administrative expenses	(5,100)	(3,986)	(4,216)
Restructuring and impairment costs	(535)	(397)	(324)
Net financing charges	(300)	(288)	(244)
Interest expense due to affiliate	(27)	—	—
Equity income	530	375	395

Income from continuing operations before income taxes	1,627	2,151	1,916

Income tax provision	2,259	600	407

Income (loss) from continuing operations	(632)	1,551	1,509

Income (loss) from discontinued operations, net of tax (Note 3)	—	128	(166)

Net income (loss)	(632)	1,679	1,343

Income from continuing operations attributable to noncontrolling interests	215	112	105
Income from discontinued operations attributable to noncontrolling interests	—	4	23

Net income (loss) attributable to Johnson Controls, Inc.	$(847)	$1,563	$1,215

Amounts attributable to Johnson Controls, Inc. common shareholders:
Income (loss) from continuing operations	$(847)	$1,439	$1,404
Income (loss) from discontinued operations	—	124	(189)
Net income (loss)	$(847)	$1,563	$1,215

*	Products and systems consist of Automotive Experience and Power Solutions products and systems and Building Efficiency installed systems. Services are Building Efficiency technical services.

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2016	2015	2014

Net income (loss)	$(632)	$1,679	$1,343

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(28)	(825)	(642)
Realized and unrealized gains (losses) on derivatives	9	(10)	(3)
Realized and unrealized losses on marketable common stock	(1)	—	(7)
Pension and postretirement plans	(1)	(10)	(5)

Other comprehensive loss	(21)	(845)	(657)

Total comprehensive income (loss)	(653)	834	686

Comprehensive income attributable to noncontrolling interests	224	91	126

Comprehensive income (loss) attributable to Johnson Controls, Inc.	$(877)	$743	$560

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls, Inc.
Consolidated Statements of Financial Position

	September 30,
(in millions, except par value and share data)	2016	2015

Assets

Cash and cash equivalents	$198	$597
Cash in escrow related to Adient debt	2,034	—
Accounts receivable, less allowance for doubtful accounts of $116 and $82, respectively	6,271	5,751
Inventories	2,810	2,377
Assets held for sale	17	55
Other current assets	1,841	1,689
Current assets	13,171	10,469

Property, plant and equipment - net	6,649	5,870
Goodwill	7,101	6,824
Other intangible assets - net	1,514	1,516
Investments in partially-owned affiliates	2,735	2,143
Other noncurrent assets	3,830	2,800
Total assets	$35,000	$29,622

Liabilities and Equity

Short-term debt	$662	$52
Current portion of long-term debt	628	813
Accounts payable	5,975	5,174
Accrued compensation and benefits	1,498	1,090
Interest payable to affiliate	27	—
Liabilities held for sale	—	42
Other current liabilities	4,607	3,275
Current liabilities	13,397	10,446

Long-term debt	8,193	5,745
Notes payable due to affiliate	6,500	—
Pension and postretirement benefits	1,022	767
Other noncurrent liabilities	2,854	1,954
Long-term liabilities	18,569	8,466

Commitments and contingencies (Note 20)

Redeemable noncontrolling interests	234	212

Common stock - par value $0.01, $0.01; 1,000, 1.8 billion shares authorized; 0, 717,039,108 shares issued, respectively	—	7
Capital in excess of par value	251	3,740
Retained earnings	2,698	10,797
Treasury stock, at cost (2015 - 69,671,840 shares)	—	(3,152)
Accumulated other comprehensive loss	(1,087)	(1,057)
Shareholders’ equity attributable to Johnson Controls, Inc.	1,862	10,335
Noncontrolling interests	938	163
Total equity	2,800	10,498
Total liabilities and equity	$35,000	$29,622
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls, Inc.
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2016	2015	2014
Operating Activities
Net income (loss) attributable to Johnson Controls, Inc.	$(847)	$1,563	$1,215
Income from continuing operations attributable to noncontrolling interests	215	112	105
Income from discontinued operations attributable to noncontrolling interests	—	4	23
Net income (loss)	(632)	1,679	1,343
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	900	860	955
Pension and postretirement benefit expense	511	396	321
Pension and postretirement contributions	(137)	(409)	(161)
Equity in earnings of partially-owned affiliates, net of dividends received	(250)	(144)	(153)
Deferred income taxes	(1,204)	327	(329)
Non-cash restructuring and impairment charges	197	183	181
Loss (gain) on divestitures - net	(26)	(1,340)	111
Fair value adjustment of equity investment	(4)	—	(38)
Equity-based compensation	128	90	82
Other	5	(1)	(2)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts Receivable	(244)	(297)	(18)
Inventories	(77)	(99)	(311)
Other assets	107	(113)	(192)
Restructuring reserves	83	(6)	(31)
Accounts payable and accrued liabilities	415	348	440
Accrued income taxes	2,072	126	197
Cash provided by operating activities	1,844	1,600	2,395

Investing Activities
Capital expenditures	(1,227)	(1,135)	(1,199)
Sale of property, plant and equipment	32	37	79
Acquisition of businesses, net of cash acquired	(133)	(22)	(1,733)
Business divestitures	32	1,646	225
Changes in long-term investments	(24)	(44)	19
Other	(7)	(12)	16
Cash provided (used) by investing activities	(1,327)	470	(2,593)

Financing Activities
Increase (decrease) in short-term debt - net	561	(68)	73
Increase in long-term debt	1,501	299	2,001
Repayment of long-term debt	(1,299)	(191)	(833)
Debt financing costs	(45)	—	—
Stock repurchases	(501)	(1,362)	(1,249)
Payment of cash dividends	(915)	(657)	(568)
Proceeds from the exercise of stock options	67	275	186
Cash paid to acquire a noncontrolling interest	(2)	(38)	(5)
Dividends paid to noncontrolling interests	(306)	(68)	(55)
Other	11	(11)	38
Cash used by financing activities	(928)	(1,821)	(412)
Effect of exchange rate changes on cash and cash equivalents	12	(81)	(20)
Change in cash held for sale	—	20	(16)
Increase (decrease) in cash and cash equivalents	(399)	188	(646)
Cash and cash equivalents at beginning of period	597	409	1,055
Cash and cash equivalents at end of period	$198	$597	$409
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls, Inc.
Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc.

(in millions, except per share data)	Total	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)
At September 30, 2013	$12,273	$7	$3,092	$9,287	$(531)	$418
Comprehensive income (loss)	560	—	—	1,215	—	(655)
Cash dividends Common ($0.88 per share)	(586)	—	—	(586)	—	—
Repurchases of common stock	(1,249)	—	—	—	(1,249)	—
Other, including options exercised	272	—	277	(1)	(4)	—
At September 30, 2014	11,270	7	3,369	9,915	(1,784)	(237)
Comprehensive income (loss)	743	—	—	1,563	—	(820)
Cash dividends Common ($1.04 per share)	(681)	—	—	(681)	—	—
Repurchases of common stock	(1,362)	—	—	—	(1,362)	—
Other, including options exercised	365	—	371	—	(6)	—
At September 30, 2015	10,335	7	3,740	10,797	(3,152)	(1,057)
Comprehensive loss	(877)	—	—	(847)	—	(30)
Cash dividends Common ($1.16 per share)	(752)	—	—	(752)	—	—
Repurchases of common stock	(501)	—	—	—	(501)	—
Result of contribution of Johnson Controls, Inc. to Johnson Controls International plc	(6,500)	(7)	(3,657)	(6,500)	3,664	—
Other, including options exercised	157	—	168	—	(11)	—
At September 30, 2016	$1,862	$—	$251	$2,698	$—	$(1,087)

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls, Inc.
Notes to Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

On September 2, 2016, Johnson Controls, Inc. (the "Company") and Tyco International plc (“Tyco”) completed their combination pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 24, 2016, as amended by Amendment No. 1, dated as of July 1, 2016, by and among the Company, Tyco and certain other parties named therein, including Jagara Merger Sub LLC, an indirect wholly owned subsidiary of Tyco (“Merger Sub”). Pursuant to the terms of the Merger Agreement, on September 2, 2016, Merger Sub merged with and into the Company, with the Company being the surviving corporation in the merger and a wholly owned, indirect subsidiary of Tyco (the “Merger”). Following the Merger, Tyco changed its name to Johnson Controls International plc ("JCI plc").

Principles of Consolidation

The consolidated financial statements include the accounts of Johnson Controls, Inc. and its domestic and non-U.S. subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant intercompany transactions have been eliminated. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal. Investments in partially-owned affiliates are accounted for by the equity method when the Company’s interest exceeds 20% and the Company does not have a controlling interest.

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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting periods ended September 30, 2016 and 2015, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short-term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

In fiscal 2012, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the years ended September 30, 2016, 2015 and 2014 was not material. The VIE is named as a co-obligor under a third party debt agreement of $170 million, maturing in fiscal 2020, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $37 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	September 30,
	2016	2015
Current assets	$284	$281
Noncurrent assets	98	128
Total assets	$382	$409

Current liabilities	$230	$232
Noncurrent liabilities	29	34
Total liabilities	$259	$266

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

As mentioned previously within the "Consolidated VIEs" section above, in fiscal 2012, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $59 million and $62 million at September 30, 2016 and 2015, respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the "Consolidated VIEs" section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

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

Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale in the consolidated statements of financial position. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash in Escrow Related to Adient Debt

At September 30, 2016, the Company held restricted cash of $2,034 million. These amounts are restricted proceeds deposited into escrow from the issuance of $2,000 million aggregate principal of unsecured, unsubordinated notes that Adient Global Holdings Ltd. ("AGH"), a wholly owned subsidiary of the Company, and are expected to be released upon the completion of the Adient spin-off. At September 30, 2015, there was no cash in escrow for this purpose. Approximately $1,500 million of the proceeds will be distributed to the Company in connection with the spin-off and approximately $500 million of the proceeds will be used for Adient's general corporate purposes.

Restricted Cash

At September 30, 2016, the Company held restricted cash of approximately $62 million, which was recorded within other current assets in the consolidated statements of financial position. These amounts were primarily related to cash held in escrow from business divestitures. At September 30, 2015, the Company did not hold a material amount of restricted cash.

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

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company’s policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is contractually assured. Income related to recovery of these costs is recorded within selling, general and administrative expense in the consolidated statements of income. At September 30, 2016 and 2015, the Company recorded within the consolidated statements of financial position approximately $316 million and $299 million, respectively, of engineering and research and development costs for which customer reimbursement is contractually assured. The reimbursable costs are recorded in other current assets if reimbursement will occur in less than one year and in other noncurrent assets if reimbursement will occur beyond one year.

Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if the Company has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2016 and 2015, approximately $62 million and $60 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which the Company had title. In addition, at September 30, 2016 and 2015, the Company recorded within the consolidated statements of financial position in other current assets approximately $203 million and $149 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for information regarding the goodwill impairment testing performed in the fourth quarters of fiscal years 2016, 2015 and 2014.

Indefinite-lived intangible assets are also subject to at least annual impairment testing. Indefinite-lived intangible assets consist of trademarks and tradenames and are tested for impairment using a relief-from-royalty method. A considerable amount of management judgment and assumptions are required in performing the impairment tests.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Refer to Note 16, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for information regarding the impairment testing performed in fiscal years 2016, 2015 and 2014.

Percentage-of-Completion Contracts

The Building Efficiency business records certain long-term contracts under the percentage-of-completion (POC) method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable and billings in excess of costs and earnings on uncompleted contracts primarily within other current liabilities in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $396 million and $453 million at September 30, 2016 and 2015, respectively. Billings in excess of costs and earnings related to these contracts were $304 million and $340 million at September 30, 2016 and 2015, respectively.

Revenue Recognition

The Building Efficiency business recognizes revenue from certain long-term contracts over the contractual period under the POC method of accounting. This method of accounting recognizes sales and gross profit as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded primarily in accounts receivable. Likewise, contracts where billings to date have exceeded recognized revenues are recorded primarily in other current liabilities. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The amount of accounts receivable due after one year is not significant. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The periodic reviews have not resulted in adjustments that were significant to the Company’s results of operations. The Company continually evaluates all of the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.

The Building Efficiency business enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized on a straight-line basis over the respective contract term.

The Building Efficiency business also sells certain heating, ventilating and air conditioning (HVAC) and refrigeration products and services in bundled arrangements, where multiple products and/or services are involved. In accordance with ASU No. 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force," the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price method. Significant deliverables within these arrangements include equipment, commissioning, service labor and extended warranties. In order to estimate relative selling price, market data and transfer price studies are utilized. Approximately four to twelve months separate the timing of the first deliverable until the last piece of equipment is delivered, and there may be extended warranty arrangements with duration of one to five years commencing upon the end of the standard warranty period.

In all other cases, the Company recognizes revenue at the time title passes to the customer or as services are performed.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statements of income. Such expenditures for the years ended September 30, 2016, 2015 and 2014 were $598 million, $733 million and $792 million, respectively. A portion of the costs associated with these activities is reimbursed by customers and, for the fiscal years ended September 30, 2016, 2015 and 2014 were $308 million, $364 million and $352 million, respectively.

Foreign Currency Translation

Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The aggregate transaction losses, net of the impact of foreign currency hedges, included in net income for the years ended September 30, 2016, 2015 and 2014 were $88 million, $119 million and $8 million, respectively.

Derivative Financial Instruments

The Company has written policies and procedures that place all financial instruments under the direction of Corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for speculative purposes is strictly prohibited. The Company selectively uses financial instruments to manage the market risk from changes in foreign exchange rates, commodity prices, stock based compensation liabilities and interest rates.

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

Pension and Postretirement Benefits

The Company utilizes a mark-to-market approach for recognizing pension and postretirement benefit expenses, including measuring the market related value of plan assets at fair value and recognizing actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. Refer to Note 14, "Retirement Plans," of the notes to consolidated financial statements for disclosure of the Company's pension and postretirement benefit plans.

Loss Contingencies

Accruals are recorded for various contingencies including legal proceedings, environmental matters, self-insurance and other claims that arise in the normal course of business. The accruals are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. Additionally, the Company records receivables from third party insurers when recovery has been determined to be probable.

The Company is subject to laws and regulations relating to protecting the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Refer to Note 20, "Commitments and Contingencies," of the notes to consolidated financial statements.

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. The Company records receivables from third party insurers when recovery has been determined to be probable.

Asbestos-Related Contingencies

The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The Company's estimate of the liability for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present value from 2049 (which is the Company's reasonable best estimate of the actuarially determined time period through which asbestos-related claims will be filed against Company affiliates). Asbestos related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2049. Annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs is warranted.

Refer to Note 20, "Commitments and Contingencies," of the notes to consolidated financial statements for a discussion on management's judgments applied in the recognition and measurement of asbestos-related liabilities.

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, including consideration of tax planning strategies, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Refer to Note 17, "Income Taxes," of the notes to consolidated financial statements.

Retrospective Changes

In the fourth quarter of fiscal 2016, the Company changed its accounting policy for accruing for defense costs for asbestos related claims on a discounted basis. The Company’s historical accounting treatment for asbestos claim defense costs was to accrue as incurred. The new policy is to record an accrual for all future asbestos related defense costs which are determined to be probable and estimable of being incurred. The Company believes this new policy is preferable as it better reflects the economics of settlement of the Company's asbestos claims, improves comparability among the Company’s peer group and provides greater transparency to on-going operating results. These changes have been reported through retrospective application of the new policy to all periods presented. These changes did not have an impact to any period presented on the consolidated statements of income.The financial statement impact of this change for all periods presented was an increase to other noncurrent liabilities of $68 million, an increase to other noncurrent assets of $27 million and a decrease to retained earnings of $41 million.

In September 2016, in conjunction with the Tyco Merger, the par value of the Company’s common stock was changed from $1.00 per share to $0.01 per share. This change resulted in a decrease to common stock and corresponding increase in capital in excess of par value in the consolidated statements of financial position and is reported through retrospective application of the new par value for all periods presented.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in the consolidated statements of financial position. During the quarter ended December 31, 2015, the Company early adopted ASU No. 2015-17 and applied the change retrospectively to all periods presented. Historical information was already revised throughout these financial statements to reflect the adoption of ASU No. 2015-17 within the Company's recasted consolidated financial statements and notes to consolidated financial statement for the year ended September 30, 2015 in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2016.

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

Recently Issued Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-17, "Consolidations (Topic 810): Interests Held through Related Parties that are under Common Control." The ASU changes how a single decision maker of a VIE that holds indirect interest in the entity through related parties that are under common control determines whether it is the primary beneficiary of the VIE. The new guidance amends ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" issued in February 2015. The guidance should be applied coincidentally with the adoption of ASU 2015-02, which is effective for the Company for the quarter ending December 31, 2016. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, "Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory". The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The guidance will be effective for the Company for the quarter ending December 31, 2018 with early adoption permitted but only in the first interim period of a fiscal year. The changes are required to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 provides clarification guidance on eight specific cash flow presentation issues in order to reduce the diversity in practice. ASU No. 2016-15 will be effective for the Company for the quarter ending December 31, 2018, with early adoption permitted. The guidance should be applied retrospectively to all periods presented, unless deem impracticable, in which case prospective application is permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU No. 2015-02 amends the analysis performed to determine whether a reporting entity should consolidate certain types of legal entities. The ASU No. 2015-02 was amended by ASU No. 2016-17, "Consolidations (Topic 810): Interests Held through Related Parties that are under Common Control," issued in October 2016. ASU No. 2015-02 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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

2.ACQUISITIONS AND DIVESTITURES

Fiscal Year 2016

On October 1, 2015, the Company formed a joint venture with Hitachi to expand its Building Efficiency product offerings. The Company acquired a 60 percent ownership interest in the new entity for approximately $133 million ($563 million purchase price less cash acquired of $430 million). The purchase price, net of cash acquired, was paid as of September 30, 2016. In connection with the acquisition, the Company recorded goodwill of $253 million related to purchase price allocations.

In the second quarter of fiscal 2016, the Company completed one acquisition for a purchase price, net of cash acquired, of $3 million, none of which was paid as of September 30, 2016. The acquisition was not material to the Company's consolidated financial statements. In connection with the acquisition, the Company recorded goodwill of $5 million. The acquisition increased the Company's ownership from a noncontrolling to controlling interest. As a result, the Company recorded a non-cash gain of $4 million in equity income for the Building Efficiency Rest of World segment to adjust the Company's existing equity investment in the partially-owned affiliate to fair value.

In the fourth quarter of fiscal 2016, the Company completed two divestitures for a combined sales price of $39 million, exclusive of net cash divested of $13 million. None of the sales proceeds were received as of September 30, 2016. The divestitures were not material to the Company's consolidated financial statements. In connection with the divestitures, the Company recorded a gain of $12 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $13 million and $3 million in the Building Efficiency Rest of World segment and Building Efficiency Products North America segment, respectively.

In the third quarter of fiscal 2016, the Company completed a divestiture for a sales price of $16 million, all of which was received as of September 30, 2016. The divestiture was not material to the Company's consolidated financial statements. In connection with the divestiture, the Company recorded a gain of $14 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $3 million in the Building Efficiency Systems and Service North America segment.

During fiscal 2016, the Company received $29 million in net cash proceeds related to prior year business divestitures.

Fiscal Year 2015

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

Also during fiscal 2015, the Company completed four additional divestitures for a combined sales price of $119 million, $86 million of which was received as of September 30, 2015. The divestitures were not material to the Company's consolidated financial statements. In connection with the divestitures, the Company recorded a gain of $38 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $14 million in the Building Efficiency Products North America segment, recorded a gain of $10 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $4 million in the Automotive Experience Seating segment and recorded a gain of $7 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $2 million in the Building Efficiency Systems and Service North America segment.

In the first nine months of fiscal 2015, the Company adjusted the purchase price allocation of the fiscal 2014 acquisition of Air Distribution Technologies Inc. (ADTi). The adjustment was made as a result of a true-up to the purchase price in the amount of $4 million, all of which was paid as of September 30, 2015. Also, in connection with this acquisition, the Company recorded additional goodwill of $34 million in fiscal 2015 related to the final purchase price allocations.

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

Fiscal Year 2014

In the third quarter of fiscal 2014, the Company completed its purchase of ADTi for approximately $1.6 billion, net of cash acquired, all of which was paid as of June 30, 2014. ADTi is one of the largest independent providers of air distribution and ventilation products in North America. In the third quarter of fiscal 2014, the Company completed a public offering of $1.7 billion aggregate principal amount of fixed rate senior notes to finance the purchase of ADTi. In fiscal 2014, the Company recorded goodwill of $837 million in the Building Efficiency Products North America segment as a result of the ADTi acquisition. The Company also recorded approximately $477 million of intangible assets that are subject to amortization, of which approximately $475 million was assigned to customer relationships with useful lives between 18 and 20 years. In addition, the Company recorded approximately $230 million of trade names that are not subject to amortization.

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

3.    DISCONTINUED OPERATIONS

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

At March 31, 2015, the Company determined that its GWS segment met the criteria to be classified as a discontinued operation, The Company did not allocate any general corporate overhead to discontinued operations.

There were no amounts related to the GWS business classified as discontinued operations for the fiscal year ended September 30, 2016. The following table summarizes the results of GWS, reclassified as discontinued operations for the fiscal years ended September 30, 2015 and 2014 (in millions):

	Year Ended September 30,
	2015	2014

Net sales	$3,025	$4,079

Income from discontinued operations before income taxes	1,203	119
Provision for income taxes on discontinued operations	1,075	75
Income from discontinued operations attributable to noncontrolling interests, net of tax	4	15
Income from discontinued operations	$124	$29

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

There were no amounts related to the Automotive Experience Electronics business classified as discontinued operations for the fiscal year ended September 30, 2016 and 2015. The following table summarizes the results of the Automotive Experience Electronics business, classified as discontinued operations for the fiscal years ended September 30, 2014 (in millions):

Year Ended September 30,
2014

Net sales	$1,027

Loss from discontinued operations before income taxes	(8)
Provision for income taxes on discontinued operations	202
Income from discontinued operations attributable to noncontrolling interests, net of tax	8
Loss from discontinued operations	$(218)

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

Assets and Liabilities Held for Sale

At September 30, 2016, $17 million of certain corporate assets were classified as held for sale.

At September 30, 2015, $55 million of assets and $42 million of liabilities related to certain product lines of the Automotive Experience Interiors segment which were not contributed to the automotive interiors joint venture were classified as held for sale. At September 30, 2016, these product lines no longer met the criteria to be classified as held for sale.

4.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30,
	2016	2015

Raw materials and supplies	$1,186	$1,084
Work-in-process	452	369
Finished goods	1,172	924
Inventories	$2,810	$2,377

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2016	2015

Buildings and improvements	$3,278	$3,091
Machinery and equipment	9,119	8,566
Construction in progress	1,356	1,006
Land	481	338
Total property, plant and equipment	14,234	13,001
Less: accumulated depreciation	(7,585)	(7,131)
Property, plant and equipment - net	$6,649	$5,870

Interest costs capitalized during the fiscal years ended September 30, 2016, 2015 and 2014 were $19 million, $25 million and $28 million, respectively. Accumulated depreciation related to capital leases at September 30, 2016 and 2015 was $40 million and $54 million, respectively.

At September 30, 2016, the Company is the lessor of properties included in land of $21 million, gross building and improvements of $187 million and accumulated depreciation of $126 million. At September 30, 2015, the Company is the lessor of properties included in land of $13 million, gross building and improvements of $177 million and accumulated depreciation of $131 million.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the fiscal years ended September 30, 2016 and 2015 were as follows (in millions):

	September 30, 2014	Business Acquisitions	Business Divestitures	Currency Translation and Other	September 30, 2015
Building Efficiency
Systems and Service North America	$982	$—	$(2)	$(2)	$978
Products North America	1,688	34	(14)	(7)	1,701
Asia	414	—	—	(25)	389
Rest of World	345	—	—	(35)	310
Automotive Experience
Seating	2,556	—	(4)	(188)	2,364
Interiors	—	9	(9)	—	—
Power Solutions	1,142	—	—	(60)	1,082
Total	$7,127	$43	$(29)	$(317)	$6,824

	September 30, 2015	Business Acquisitions	Business Divestitures	Currency Translation and Other	September 30, 2016
Building Efficiency
Systems and Service North America	$978	$—	$(3)	$—	$975
Products North America	1,701	—	(3)	(1)	1,697
Asia	389	253	—	15	657
Rest of World	310	5	(13)	(1)	301
Automotive Experience
Seating	2,364	—	—	21	2,385
Power Solutions	1,082	—	—	4	1,086
Total	$6,824	$258	$(19)	$38	$7,101

At September 30, 2014, accumulated goodwill impairment charges included $430 million and $47 million related to the Automotive Experience Interiors and Building Efficiency Rest of World - Latin America reporting units, respectively. There were no goodwill impairments resulting from fiscal 2016 and 2015 annual impairment tests. Except for recent acquisitions which are recorded at fair value, no reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

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

During fiscal 2014, as a result of operating results, restructuring actions and expected future profitability, the Company's forecasted cash flow estimates used in the goodwill assessment were negatively impacted as of September 30, 2014 for the Building Efficiency Rest of World - Latin America reporting unit. As a result, the Company concluded that the carrying value of the Building Efficiency Rest of World - Latin America reporting unit exceeded its fair value as of September 30, 2014. The Company recorded a goodwill impairment charge of $47 million in the fourth quarter of fiscal 2014, which was determined by comparing the carrying value of the reporting unit's goodwill with the implied fair value of goodwill for the reporting unit. The Building Efficiency Rest of World - Latin America reporting unit has no remaining goodwill at September 30, 2016 and 2015.

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

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	September 30, 2016			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Patented technology	$45	$(26)	$19	$80	$(59)	$21
Customer relationships	988	(256)	732	975	(206)	769
Miscellaneous	368	(149)	219	307	(123)	184
Total amortized intangible assets	1,401	(431)	970	1,362	(388)	974
Unamortized intangible assets
Trademarks/trade names	544	—	544	542	—	542
Total intangible assets	$1,945	$(431)	$1,514	$1,904	$(388)	$1,516

Amortization of intangible assets for the fiscal years ended September 30, 2016, 2015 and 2014 was $99 million, $92 million and $86 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2017, 2018, 2019, 2020 and 2021 will be approximately $98 million, $98 million, $82 million, $76 million and $67 million, respectively. There were no indefinite lived intangible asset impairments resulting from fiscal 2016, 2015 and 2014 annual impairment tests.

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

The changes in the carrying amount of the Company’s total product warranty liability, including extended warranties for which deferred revenue is recorded, for the fiscal years ended September 30, 2016 and 2015 were as follows (in millions):

	Year Ended September 30,
	2016	2015
Balance at beginning of period	$300	$319
Accruals for warranties issued during the period	324	280
Accruals from acquisitions and divestitures	51	—
Accruals related to pre-existing warranties (including changes in estimates)	(13)	(11)
Settlements made (in cash or in kind) during the period	(301)	(282)
Currency translation	4	(6)
Balance at end of period	$365	$300

8.    LEASES

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment, primarily buildings and improvements, were $44 million and $46 million at September 30, 2016 and 2015, respectively.

Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense for the fiscal years ended September 30, 2016, 2015 and 2014 was $377 million, $413 million and $459 million, respectively.

Future minimum capital and operating lease payments and the related present value of capital lease payments at September 30, 2016 were as follows (in millions):

	Capital Leases	Operating Leases
2017	$5	$221
2018	4	163
2019	3	112
2020	3	77
2021	3	56
After 2021	12	88
Total minimum lease payments	30	$717
Interest	(6)
Present value of net minimum lease payments	$24

9.     DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	September 30,
	2016	2015
Bank borrowings	$662	$52
Weighted average interest rate on short-term debt outstanding	1.7%	7.2%

In connection with the Tyco Merger, JCI Inc. replaced its $2.5 billion committed five-year credit facility scheduled to mature in August 2018 with a $2.0 billion committed four-year credit facility scheduled to mature in August 2020. The facility is used to support the Company's outstanding commercial paper. There were no draws on either credit facility during the fiscal years ended September 30, 2016 and 2015. Average outstanding commercial paper for the fiscal year ended September 30, 2016 was $1,397 million, and there was none outstanding at September 30, 2016. Average outstanding commercial paper for the fiscal year ended September 30, 2015 was $1,537 million, and there was none outstanding at September 30, 2015.

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

Long-term debt consisted of the following (in millions; due dates by fiscal year):

	September 30,
	2016	2015
Unsecured notes
5.5% due in 2016 ($800 million par value)	$—	$800
7.125% due in 2017 ($150 million par value)	149	153
2.6% due in 2017 ($400 million par value)	404	404
2.355% due in 2017 ($46 million par value)	46	46
1.4% due in 2018 ($300 million par value)	301	303
5.0% due in 2020 ($500 million par value)	499	499
4.25% due 2021 ($500 million par value)	498	498
3.75% due in 2022 ($450 million par value)	448	448
3.625% due in 2024 ($500 million par value)	500	500
6.0% due in 2036 ($400 million par value)	396	395
5.7% due in 2041 ($300 million par value)	299	299
5.25% due in 2042 ($250 million par value)	250	250
4.625% due in 2044 ($450 million par value)	447	447
6.95% due in 2046 ($125 million par value)	125	125
4.95% due in 2064 ($450 million par value)	449	449
Adient - 3.5% due in 2024 (EUR 1,000 million par value)	1,119	—
Adient - 4.875% due in 2026 ($900 million par value)	900	—
Adient - Term Loan A - LIBOR plus 1.005% due in 2021	1,500	—
Capital lease obligations	24	48
Other foreign-denominated debt
Euro	61	529
Japanese Yen	367	308
Other	39	57
Gross long-term debt	8,821	6,558
Less: current portion	628	813
Net long-term debt	$8,193	$5,745

At September 30, 2016, the Company’s other foreign-denominated long-term debt was at fixed and floating rates with a weighted-average interest rate of 1.3%. At September 30, 2015, the Company’s other foreign-denominated long-term debt was at fixed and floating rates with a weighted-average interest rate of 1.1%.

The installments of long-term debt maturing in subsequent fiscal years are: 2017 - $628 million; 2018 - $310 million; 2019 - $0 million; 2020 - $906 million; 2021 - $1,999 million; 2022 and thereafter - $4,978 million. The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.

Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2016, 2015 and 2014 was $319 million, $373 million and $314 million, respectively. The Company uses financial instruments to manage its interest rate exposure (see Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to consolidated financial statements). These instruments affect the weighted average interest rate of the Company’s debt and interest expense.

Financing Arrangements

Financing in connection with proposed Adient spin-off

In August 2016, Adient Global Holdings, Ltd. (AGH), a wholly-owned subsidiary of Johnson Controls, issued a one billion euro, 3.5% fixed rate, 8-year senior unsecured note scheduled to mature in August 2024. AGH also issued a $900 million, 4.875%, 10-year senior unsecured note scheduled to mature in August 2026. The proceeds from the notes were deposited into escrow and are expected to be released in connection with the spin-off. The notes have not been, and are not expected to be, guaranteed by the Company or any of its subsidiaries that will not be subsidiaries of Adient following the spin-off. Approximately $1,500 million of the proceeds will be distributed to the Company in connection with the spin-off and approximately $500 million of the proceeds will be used for Adient's general corporate purposes.

In July 2016, AGH entered into a 5-year, $1,500 million Term A loan facility and a 5-year, $1,500 million revolving credit facility scheduled to mature in July 2021. The term loan was fully drawn in August 2016. As of September 30, 2016, there were no draws on the facility. Upon completion of the spin-off of Adient, AGH will become a wholly-owned subsidiary of Adient. On the date of the spin-off, Adient and certain of its wholly-owned subsidiaries will guarantee the debt, and the guarantees of Johnson Controls will automatically be released.The Company used the proceeds of the term loan to early repay its four tranches of euro-denominated floating rate credit facilities, totaling 390 million euro, that were outstanding as of September 30, 2015; three term loans of $500 million, $200 million and $125 million that were entered into during fiscal 2016, plus accrued interest, and a $90 million outstanding credit facility. The remainder of the proceeds were used for general corporate purposes.

Other financing arrangements

At September 30, 2016, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $135 million, which are scheduled to expire in fiscal 2017. There were no draws on any of these revolving facilities as of September 30, 2016.

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

In May 2015, the Company made a partial repayment of 32 million euro in principal amount, plus accrued interest, of its 70 million euro floating rate credit facility scheduled to mature in November 2017. The remaining outstanding portion as of September 30, 2015 was repaid during fiscal 2016.

In March 2015, the Company retired $125 million in principal amount, plus accrued interest, of its 7.7% fixed rate notes that matured in March 2015.

Notes Payable Due to Affiliate

	September 30,
	2016	2015
Affiliate notes
5.0% due in 2021 ($500 million principal amount)	$500	$—
5.0% due in 2021 ($500 million principal amount)	500	—
5.2% due in 2022 ($1,000 million principal amount)	1,000	—
5.4% due in 2023 ($2,000 million principal amount)	2,000	—
6.0% due in 2026 ($2,500 million principal amount)	2,500	—
Affiliate notes payable	$6,500	$—

On September 2, 2016, in conjunction with the Tyco Merger, the Company entered into promissory notes with total face value of $6,500 million. These notes have stated annual interest rates between 5.0% and 6.0% and are scheduled to mature between 2021 and 2026. The interest is payable quarterly and outstanding unpaid principal amount is due at maturity.

Net Financing Charges and Interest Expense Due to Affiliate

The Company's net financing charges and interest expense due to affiliate line items in the consolidated statements of income for the years ended September 30, 2016, 2015 and 2014 contained the following components (in millions):

	Year Ended September 30,
	2016	2015	2014

Interest expense, net of capitalized interest costs	$295	$288	$254
Banking fees and bond cost amortization	32	23	18
Interest income	(12)	(9)	(10)
Net foreign exchange results for financing activities	(15)	(14)	(18)
Net financing charges	$300	$288	$244

Interest expense due to affiliate	$27	$—	$—

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

Cash Flow Hedges

The Company has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. As cash flow hedges under ASC 815, "Derivatives and Hedging," the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2016 and 2015.

The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at September 30, 2016 and 2015.

The Company had the following outstanding contracts to hedge forecasted commodity purchases:

		Volume Outstanding as of
Commodity	Units	September 30, 2016	September 30, 2015
Copper	Pounds	5,849,000	14,648,000
Lead	Metric Tons	5,185	6,785
Aluminum	Metric Tons	2,620	5,700
Tin	Metric Tons	185	2,080

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

Fair Value Hedges

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the fourth quarter of fiscal 2013, the Company entered into four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.5% notes that matured in January 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% notes maturing July 2017. There were eight and twelve interest rate swaps outstanding as of September 30, 2016 and 2015, respectively.

Net Investment Hedges

The Company enters into cross-currency interest rate swaps and foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the cross-currency interest rate swaps and debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investments globally. At September 30, 2016, the Company had 37 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan and a one billion euro bond designated as net investment hedge in the Company's net investment in Europe. The Company had no cross-currency interest rate swaps outstanding at September 30, 2016. At September 30, 2015, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen designated as a net investment hedge. The Company did not have any foreign denominated debt outstanding designated as a net investment hedge at September 30, 2015.

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of September 30, 2016 the Company had no equity swaps outstanding as a result of the Tyco Merger and proposed spin-off. As of September 30, 2015 the Company had hedged approximately 4.0 million shares of its common stock.

The Company also holds certain foreign currency forward contracts which do not qualify for hedge accounting treatment. The change in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Other current assets
Foreign currency exchange derivatives	$41	$31	$33	$27
Commodity derivatives	4	—	—	—
Interest rate swaps	—	1	—	—
Cross-currency interest rate swaps	—	5	—	—
Other noncurrent assets
Interest rate swaps	1	5	—	—
Equity swap	—	—	—	164
Total assets	$46	$42	$33	$191

Other current liabilities
Foreign currency exchange derivatives	$48	$37	$11	$26
Commodity derivatives	—	7	—	—
Cross-currency interest rate swaps	—	1	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	551	801	—	—
Long-term debt
Foreign currency denominated debt	1,486	—	—	—
Fixed rate debt swapped to floating	301	855	—	—
Total liabilities	$2,386	$1,701	$11	$26

Counterparty Credit Risk

The use of derivative financial instruments exposes the Company to counterparty credit risk. The Company has established policies and procedures to limit the potential for counterparty credit risk, including establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. As a matter of practice, the Company deals with major banks worldwide having strong investment grade long-term credit ratings. To further reduce the risk of loss, the Company generally enters into International Swaps and Derivatives Association (ISDA) master netting agreements with substantially all of its counterparties. The Company's derivative contracts do not contain any credit risk related contingent features and do not require collateral or other security to be furnished by the Company or the counterparties. The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. The Company does not anticipate any non-performance by any of its counterparties, and the concentration of risk with financial institutions does not present significant credit risk to the Company.

The Company enters into ISDA master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of September 30, 2016 and September 30, 2015, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Gross amount recognized	$79	$233	$2,397	$1,727
Gross amount eligible for offsetting	(17)	(8)	(17)	(8)
Net amount	$62	$225	$2,380	$1,719

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the effective portion of pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges for the fiscal years ended September 30, 2016, 2015 and 2014 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Year Ended September 30
	2016	2015	2014
Foreign currency exchange derivatives	$(18)	$(5)	$1
Commodity derivatives	3	(19)	(7)
Total	$(15)	$(24)	$(6)

The following tables presents the location and amount of the effective portion of pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income for the fiscal years ended September 30, 2016, 2015 and 2014 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended September 30,
		2016	2015	2014
Foreign currency exchange derivatives	Cost of sales	$(21)	$1	$(2)
Commodity derivatives	Cost of sales	(12)	(11)	1
Forward treasury locks	Net financing charges	1	1	1
Total		$(32)	$(9)	$—

The following table presents the location and amount of pre-tax gains (losses) on fair value hedges recognized in the Company’s consolidated statements of income for the fiscal years ended September 30, 2016, 2015 and 2014 (in millions):

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended September 30,
		2016	2015	2014
Interest rate swap	Net financing charges	$(5)	$7	$5
Fixed rate debt swapped to floating	Net financing charges	5	(7)	(5)
Total		$—	$—	$—

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income for the fiscal years ended September 30, 2016, 2015 and 2014 (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended September 30,
		2016	2015	2014
Foreign currency exchange derivatives	Cost of sales	$4	$(3)	$1
Foreign currency exchange derivatives	Net financing charges	(11)	(12)	18
Foreign currency exchange derivatives	Income tax provision	4	—	—
Equity swap	Selling, general and administrative	14	(9)	(1)
Total		$11	$(24)	$18

The effective portion of pre-tax gains (losses) recorded in foreign currency translation adjustment within other comprehensive income (loss) related to net investment hedges were $(82) million, $16 million and $24 million for the years ended September 30, 2016, 2015 and 2014, respectively. For the years ended September 30, 2016, 2015 and 2014, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2016 and 2015 (in millions):

	Fair Value Measurements Using:
	Total as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$74	$—	$74	$—
Commodity derivatives	4	—	4	—
Other noncurrent assets
Interest rate swaps	1	—	1	—
Investments in marketable common stock	3	3	—	—
Total assets	$82	$3	$79	$—
Other current liabilities
Foreign currency exchange derivatives	$59	$—	$59	$—
Current portion of long-term debt
Fixed rate debt swapped to floating	551	—	551	—
Long-term debt
Foreign currency denominated debt	1,486	1,486	—	—
Fixed rate debt swapped to floating	301	—	301	—
Total liabilities	$2,397	$1,486	$911	$—

	Fair Value Measurements Using:
	Total as of September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$58	$—	$58	$—
Interest rate swaps	1	—	1	—
Cross-currency interest rate swaps	5	—	5	—
Other noncurrent assets
Interest rate swaps	5	—	5	—
Investments in marketable common stock	4	4	—	—
Equity swap	164	164	—	—
Total assets	$237	$168	$69	$—
Other current liabilities
Foreign currency exchange derivatives	$63	$—	$63	$—
Commodity derivatives	7	—	7	—
Cross-currency interest rate swaps	1	—	1	—
Current portion of long-term debt
Fixed rate debt swapped to floating	801	—	801	—
Long-term debt
Fixed rate debt swapped to floating	855	—	855	—
Total liabilities	$1,727	$—	$1,727	$—

Valuation Methods

Foreign currency exchange derivatives: The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices.

Commodity derivatives: The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes.

Interest rate swaps and related debt: The interest rate swaps and related debt balances are valued under a market approach using publicized swap curves.

Equity swaps: The equity swaps are valued under a market approach as the fair value of the swaps is equal to the Company’s stock price at the reporting period date.

Cross-currency interest rate swaps: The cross-currency interest rate swaps are valued using observable market data.

Investments in marketable common stock: The Company invests in certain marketable common stock, which is valued under a market approach using publicized share prices. There was an unrealized loss recorded on these investments of $1 million for the year ended September 30, 2016 within AOCI in the consolidated statements of financial position. There were no unrealized gains or losses recorded on these investments as of September 30, 2015.

Foreign currency denominated debt: The Company had entered into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls, Inc. where they offset gains and losses recorded on the Company’s net investments globally. The foreign denominated debt obligation is remeasured to current exchange rates under a market approach using publicized spot prices. At September 30, 2016, the Company had 37 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan and one billion euro bond designated as net investment hedge in the Company's net investment in Europe. The Company did not have any foreign denominated debt outstanding designated as a net investment hedge at September 30, 2015.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $9.3 billion and $6.7 billion at September 30, 2016 and 2015, respectively, was determined primarily using market quotes classified as Level 1 inputs within ASC 820 fair value hierarchy.

12.    STOCK-BASED COMPENSATION

On September 2, 2016, the shareholders of JCI plc approved the Johnson Controls International plc 2012 Share and Incentive Plan (the "Plan"). The original effective date of this Plan was October 1, 2012. The Plan was amended and restated as of November 17, 2014 and was amended and restated again in connection with the Merger that was consummated on September 2, 2016 (the “Amendment Effective Date”). The amendment and restatement is intended to reflect the assumption into this Plan of the remaining share reserves under the Johnson Controls, Inc. 2012 Omnibus Incentive Plan and the Johnson Controls, Inc. 2003 Stock Plan for Outside Directors (the “Legacy Johnson Controls Plans”) as of the Amendment Effective Date. Following the Amendment Effective Date, no further awards may be made under the Legacy Johnson Controls Plans. The types of awards authorized by the Plan comprise of stock options, stock appreciation rights, performance shares, performance units and other stock-based awards. The Compensation Committee of JCI plc's Board of Directors will determine the types of awards to be granted to individual participants and the terms and conditions of the awards. The Plan provides that 76 million shares of JCI plc common stock are reserved for issuance under the Plan, and 46 million shares remained available for issuance at September 30, 2016.

Pursuant to the Merger Agreement, outstanding stock options held by JCI Inc. employees on September 2, 2016 (the “Merger Date”) were converted one-for-one into options to acquire the Company's shares in a manner designed to preserve the intrinsic value of such awards. In addition, pursuant to the Merger Agreement, nonvested restricted stock held by JCI Inc. employees on the Merger Date were converted one-for-one into nonvested restricted stock of the Company in a manner designed to preserve the intrinsic value of such awards. Outstanding performance share awards held by JCI Inc. employees on the Merger Date were converted to nonvested restricted stock of the Company based on certain performance factors. Except for the conversion of stock options, nonvested restricted stock and performance share awards discussed herein, the material terms of the awards remained unchanged, and no incremental fair value resulted from the conversion. References to the Company’s stock throughout Note 12 refer to stock of JCI Inc. prior to the Merger Date and to stock of JCI plc subsequent to the Merger Date.

The Company is a participant in four share-based compensation plans of JCI plc, which are described below. For the fiscal year ended September 30, 2016, compensation cost charged against income, excluding the offsetting impact of outstanding equity swaps, for those plans was approximately $138 million, of which $123 million was recorded in selling, general and administrative expenses and $15 million was recorded in restructuring and impairment costs in consolidated statement of income. For the fiscal years ended September 30, 2015 and 2014, compensation cost charged against income, excluding the offsetting impact of outstanding equity swaps, for those plans was approximately $85 million and $81 million, respectively, all of which was recorded in selling, general and administrative expenses. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $52 million, $34 million and $32 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. The Company applies a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting.

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

	Year Ended September 30,
	2016	2015	2014
Expected life of option (years)	6.4	6.6	6.7
Risk-free interest rate	1.64% - 1.70%	1.61% - 1.93%	1.92%
Expected volatility of the Company’s stock	36.00%	36.00%	36.00%
Expected dividend yield on the Company’s stock	2.11%	2.02%	2.17%

A summary of stock option activity at September 30, 2016, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2015	$31.17	13,039,240
Granted	43.83	961,705
Exercised	27.92	(2,380,398)
Forfeited or expired	42.90	(170,390)
Outstanding, September 30, 2016	$32.74	11,450,157	4.9	$162
Exercisable, September 30, 2016	$30.06	9,623,505	4.3	$159

The weighted-average grant-date fair value of options granted during the fiscal years ended September 30, 2016, 2015 and 2014 was $13.14, $15.51 and $14.70, respectively.

The total intrinsic value of options exercised during the fiscal years ended September 30, 2016, 2015 and 2014 was approximately $38 million, $227 million and $135 million, respectively.

In conjunction with the exercise of stock options granted, the Company received cash payments for the fiscal years ended September 30, 2016, 2015 and 2014 of approximately $67 million, $275 million and $186 million, respectively.

The Company has elected to utilize the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the APIC Pool for employee stock-based compensation awards that are vested and outstanding upon adoption of ASC 718, "Compensation - Stock Compensation." The tax benefit from the exercise of stock options, which is recorded in capital in excess of par value of JCI plc post-merger and the Company pre-merger, was $11 million, $59 million and $34 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. The Company does not settle stock options granted under share-based payment arrangements for cash.

At September 30, 2016, the Company had approximately $3 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

The assumptions used to determine the fair value of the SAR awards at September 30, 2016 were as follows:

Expected life of SAR (years)	0.5 - 4.2
Risk-free interest rate	0.45% - 1.04%
Expected volatility of the Company’s stock	36.00%
Expected dividend yield on the Company’s stock	2.11%

A summary of SAR activity at September 30, 2016, and changes for the year then ended, is presented below:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2015	$29.53	1,740,100
Granted	43.86	54,749
Exercised	27.41	(494,480)
Forfeited or expired	36.33	(99,204)
Outstanding, September 30, 2016	$30.49	1,201,165	4.6	$19
Exercisable, September 30, 2016	$29.23	1,114,543	4.3	$19

In conjunction with the exercise of SARs granted, the Company made payments of $8 million, $19 million and $21 million during the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

Restricted (Nonvested) Stock

The Plan provides for the award of restricted stock or restricted stock units to certain employees. These awards are typically share settled unless the employee is a non-U.S. employee or elects to defer settlement until retirement at which point the award would be settled in cash. Restricted awards typically vest after three years from the grant date. The Plan allows for different vesting terms on specific grants with approval by the Board of Directors.

A summary of the status of the Company’s nonvested restricted stock awards at September 30, 2016, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to Restriction
Nonvested, September 30, 2015	$45.75	2,370,155
Granted	45.24	3,666,989
Converted performance share awards *	49.20	1,108,036
Vested	30.78	(413,050)
Forfeited	45.82	(352,949)
Nonvested, September 30, 2016	$47.02	6,379,181

*As of the Amendment Effective Date, performance share awards were converted to nonvested restricted stock based on certain performance factors.

At September 30, 2016, the Company has approximately $116 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Performance Share Awards

The Plan permits the grant of performance-based share unit ("PSU") awards. The number of PSUs granted is equal to the PSU award value divided by the closing price of the Company's common stock at the grant date. The PSUs are generally contingent on the achievement of pre-determined performance goals over a three-year performance period as well as on the award holder's continuous employment until the vesting date. Each PSU that is earned will be settled with a share of the Company's common stock following the completion of the performance period, unless the award holder elected to defer a portion or all of the award until retirement which would then be settled in cash.

A summary of the status of the Company’s nonvested PSUs at September 30, 2016, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to PSU
Nonvested, September 30, 2015	$42.33	924,388
Vested	30.73	(344,318)
Forfeited	49.73	(21,305)
Nonvested, September 02, 2016	$49.20	558,765
Conversion to nonvested restricted stock *	49.20	(558,765)
Nonvested, September 30, 2016	$—	—

* As of the Amendment Effective Date, PSUs were converted to nonvested restricted stock.

13.    EQUITY AND NONCONTROLLING INTERESTS

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls, Inc. and noncontrolling interests (in millions, net of tax):

	Equity Attributable to Johnson Controls, Inc.	Equity Attributable to Noncontrolling Interests	Total Equity
At September 30, 2013	$12,273	$260	$12,533
Total comprehensive income:
Net income	1,215	90	1,305
Foreign currency translation adjustments	(640)	(2)	(642)
Realized and unrealized losses on derivatives	(3)	—	(3)
Realized and unrealized losses on marketable common stock	(7)	—	(7)
Pension and postretirement plans	(5)	—	(5)
Other comprehensive loss	(655)	(2)	(657)
Comprehensive income	560	88	648
Other changes in equity:
Cash dividends - common stock ($0.88 per share)	(586)	—	(586)
Dividends attributable to noncontrolling interests	—	(59)	(59)
Repurchases of common stock	(1,249)	—	(1,249)
Change in noncontrolling interest share	—	(32)	(32)
Other, including options exercised	272	(6)	266
At September 30, 2014	11,270	251	11,521
Total comprehensive income:
Net income	1,563	65	1,628
Foreign currency translation adjustments	(799)	(3)	(802)
Realized and unrealized losses on derivatives	(11)	—	(11)
Pension and postretirement plans	(10)	—	(10)
Other comprehensive loss	(820)	(3)	(823)
Comprehensive income	743	62	805
Other changes in equity:
Cash dividends - common stock ($1.04 per share)	(681)	—	(681)
Dividends attributable to noncontrolling interests	—	(57)	(57)
Repurchases of common stock	(1,362)	—	(1,362)
Change in noncontrolling interest share	—	(93)	(93)
Other, including options exercised	365	—	365
At September 30, 2015	10,335	163	10,498
Total comprehensive income (loss):
Net income (loss)	(847)	167	(680)
Foreign currency translation adjustments	(39)	9	(30)
Realized and unrealized gains (losses) on derivatives	11	(1)	10
Unrealized losses on marketable common stock	(1)	—	(1)
Pension and postretirement plans	(1)	—	(1)
Other comprehensive income (loss)	(30)	8	(22)
Comprehensive income (loss)	(877)	175	(702)
Other changes in equity:
Cash dividends - common stock ($1.16 per share)	(752)	—	(752)
Dividends attributable to noncontrolling interests	—	(92)	(92)
Repurchases of common stock	(501)	—	(501)
Result of contribution of Johnson Controls, Inc. to Johnson Controls International plc	(6,500)	—	(6,500)
Change in noncontrolling interest share	—	692	692
Other, including options exercised	157	—	157
At September 30, 2016	$1,862	$938	$2,800

The equity attributable to Johnson Controls, Inc. decreased by $6.5 billion as a result of the Tyco Merger. The decrease is due to the funding of the share exchange.

As previously disclosed, on October 1, 2015, the Company formed a joint venture with Hitachi. In connection with the acquisition, the Company recorded equity attributable to noncontrolling interests of $691 million.

As a result of the Tyco Merger, the Company is an indirect wholly-owned subsidiary of Johnson Controls International plc and has no equity securities that trade as of September 2, 2016. As such, the Company's $3.65 billion share repurchase program terminated on September 2, 2016. Prior to the Merger, the Company repurchased approximately $501 million of its common shares during fiscal 2016. During fiscal years 2015 and 2014, the Company repurchased approximately $1.4 billion and $1.2 billion of its common shares, respectively.

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

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Year Ended September 30, 2016	Year Ended September 30, 2015	Year Ended September 30, 2014
Beginning balance, September 30	$212	$194	$157
Net income	48	51	38
Foreign currency translation adjustments	2	(23)	—
Realized and unrealized gains (losses) on derivatives	(1)	1	—
Dividends	(27)	(11)	(7)
Other	—	—	6
Ending balance, September 30	$234	$212	$194

 The following schedules present changes in AOCI attributable to Johnson Controls, Inc. (in millions, net of tax):

	Year Ended September 30, 2016	Year Ended September 30, 2015	Year Ended September 30, 2014

Foreign currency translation adjustments
Balance at beginning of period	$(1,047)	$(248)	$392
Aggregate adjustment for the period (net of tax effect of $(43), $(44) and $7) *	(39)	(799)	(640)
Balance at end of period	(1,086)	(1,047)	(248)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(7)	4	7
Current period changes in fair value (net of tax effect of $(5), $(7) and $(3))	(10)	(17)	(3)
Reclassification to income (net of tax effect of $11, $3 and $0) **	21	6	—
Balance at end of period	4	(7)	4

Realize and unrealized gains (losses) on marketable common stock
Balance at beginning of period	—	—	7
Current period changes in fair value (net of tax effect of $0)	(1)	—	(1)
Reclassifications to income (net of tax effect of $0, $0 and $(2)) ***	—	—	(6)
Balance at end of period	(1)	—	—

Pension and postretirement plans
Balance at beginning of period	(3)	7	12
Reclassification to income (net of tax effect of $0, $(3) and $(3)) ****	(1)	(11)	(4)
Other changes (net of tax effect of $0)	—	1	(1)
Balance at end of period	(4)	(3)	7

Accumulated other comprehensive loss, end of period	$(1,087)	$(1,057)	$(237)

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

*** During fiscal 2014, the Company sold certain marketable common stock for approximately $25 million. As as result, the Company recorded $8 million of realized gains within selling, general and administrative expenses in the Automotive Experience Seating segment.

**** Refer to Note 14, "Retirement Plans," of the notes to consolidated financial statements for disclosure of the components of the Company's net periodic benefit costs associated with its defined benefit pension and postretirement plans. For the year ended September 30, 2016, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in selling, general and administrative expenses on the consolidated statements of income. For the year ended September 30, 2015 the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in selling, general and administrative expenses and income (loss) from discontinued operations, net of tax on the consolidated statements of income. For the year ended September 30, 2014, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in cost of sales and income (loss) from discontinued operations, net of tax on the consolidated statements of income.

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

For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $4,622 million, $4,480 million and $3,416 million, respectively, as of September 30, 2016 and $3,636 million, $3,581 million and $2,939 million, respectively, as of September 30, 2015.

In fiscal 2016, total employer contributions to the defined benefit pension plans were $136 million, of which $34 million were voluntary contributions made by the Company. The Company expects to contribute approximately $311 million in cash to its defined benefit pension plans in fiscal 2017, including $247 million due to change in control provisions triggered by the Tyco Merger. Projected benefit payments from the plans as of September 30, 2016 are estimated as follows (in millions):

2017	$485
2018	233
2019	240
2020	242
2021	246
2022-2026	1,348

Postretirement Benefits

The Company provides certain health care and life insurance benefits for eligible retirees and their dependents primarily in the U.S., Canada and Brazil. Most non-U.S. employees are covered by government sponsored programs, and the cost to the Company is not significant.

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

In fiscal 2016, total employer and employee contributions to the postretirement plans were $7 million. The Company does not expect to make any significant contributions to its postretirement plans in fiscal year 2017. Projected benefit payments from the plans as of September 30, 2016 are estimated as follows (in millions):

2017	$18
2018	18
2019	18
2020	18
2021	17
2022-2026	76

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

Savings and Investment Plans

The Company sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on the employees’ eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense amounted to $124 million, $123 million and $132 million for the fiscal years ended 2016, 2015 and 2014, respectively.

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

The Company participates in approximately 275 multiemployer benefit plans, primarily related to its Building Efficiency business in the U.S., none of which are individually significant to the Company. The number of employees covered by the Company’s multiemployer benefit plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of fiscal 2016, 2015 and 2014 contributions. The Company recognizes expense for the contractually-required contribution for each period. The Company contributed $45 million, $45 million and $44 million to multiemployer benefit plans in fiscal 2016, 2015 and 2014, respectively.

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

Plan Assets

The Company’s investment policies employ an approach whereby a mix of equities, fixed income and alternative investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified blend of equity and fixed income investments. Equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small to large capitalizations. Fixed income investments include corporate and government issues, with short-, mid- and long-term maturities, with a focus on investment grade when purchased and a target duration close to that of the plan liability. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The majority of the real estate component of the portfolio is invested in a diversified portfolio of high-quality, operating properties with cash yields greater than the targeted appreciation. Investments in other alternative asset classes, including hedge funds and commodities, diversify the expected investment returns relative to the equity and fixed income investments. As a result of our diversification strategies, there are no significant concentrations of risk within the portfolio of investments.

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

The Company’s plan assets at September 30, 2016 and 2015, by asset category, are as follows (in millions):

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash	$28	$28	$—	$—

Equity Securities
Large-Cap	445	445	—	—
Small-Cap	241	241	—	—
International - Developed	517	517	—	—

Fixed Income Securities
Government	271	249	22	—
Corporate/Other	745	633	112	—

Real Estate	346	—	—	346

Total	$2,593	$2,113	$134	$346

Non-U.S. Pension

Cash	$70	$70	$—	$—

Equity Securities
Large-Cap	83	83	—	—
International - Developed	119	119	—	—
International - Emerging	19	19	—	—

Fixed Income Securities
Government	543	412	131	—
Corporate/Other	341	314	27	—

Hedge Fund	169	—	169	—

Real Estate	63	11	—	52

Total	$1,407	$1,028	$327	$52

Postretirement

Cash	$7	$7	$—	$—

Equity Securities
Large-Cap	31	31	—	—
Small-Cap	10	10	—	—
International - Developed	23	23	—	—
International - Emerging	12	12	—	—

Fixed Income Securities
Government	23	23	—	—
Corporate/Other	65	65	—	—

Commodities	12	12	—	—

Real Estate	13	13	—	—

Total	$196	$196	$—	$—

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash	$75	$75	$—	$—

Equity Securities
Large-Cap	500	500	—	—
Small-Cap	235	235	—	—
International - Developed	472	472	—	—

Fixed Income Securities
Government	248	217	31	—
Corporate/Other	753	615	138	—

Real Estate	323	—	—	323

Total	$2,606	$2,114	$169	$323

Non-U.S. Pension

Cash	$98	$98	$—	$—

Equity Securities
Large-Cap	68	68	—	—
International - Developed	104	104	—	—
International - Emerging	16	16	—	—

Fixed Income Securities
Government	441	319	122	—
Corporate/Other	220	192	28	—

Hedge Fund	172	—	172	—

Real Estate	58	7	—	51

Total	$1,177	$804	$322	$51

Postretirement

Cash	$10	$10	$—	$—

Equity Securities
Large-Cap	30	30	—	—
Small-Cap	10	10	—	—
International - Developed	22	22	—	—
International - Emerging	10	10	—	—

Fixed Income Securities
Government	22	22	—	—
Corporate/Other	67	67	—	—

Commodities	12	12	—	—

Real Estate	11	11	—	—

Total	$194	$194	$—	$—

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

The following sets forth a summary of changes in the fair value of assets measured using significant unobservable inputs (Level 3) (in millions):

	Total	Hedge Funds	Real Estate
U.S. Pension

Asset value as of September 30, 2014	$335	$4	$331

Additions net of redemptions	(59)	(3)	(56)
Realized gain (loss)	28	(1)	29
Unrealized gain	19	—	19

Asset value as of September 30, 2015	$323	$—	$323

Additions net of redemptions	(6)	—	(6)
Realized gain	13	—	13
Unrealized gain	16	—	16

Asset value as of September 30, 2016	$346	$—	$346

Non-U.S. Pension

Asset value as of September 30, 2014	$20	$—	$20

Additions net of redemptions	34	—	34
Unrealized loss	(3)	—	(3)

Asset value as of September 30, 2015	$51	$—	$51

Unrealized gain	1	—	1

Asset value as of September 30, 2016	$52	$—	$52

Funded Status

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
September 30,	2016	2015	2016	2015	2016	2015

Accumulated Benefit Obligation	$3,158	$2,985	$1,821	$1,388	$—	$—

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	3,022	2,875	1,447	1,572	211	224
Service cost	16	31	29	25	2	3
Interest cost	101	122	42	46	6	9
Plan participant contributions	—	—	1	1	6	6
Acquisitions	—	—	279	—	2	—
Divestitures	—	—	—	(18)	—	—
Actuarial loss	369	203	329	7	6	—
Benefits and settlements paid	(299)	(209)	(111)	(65)	(22)	(24)
Estimated subsidy received	—	—	—	—	1	1
Curtailment	—	—	—	(5)	—	—
Other	—	—	(1)	43	—	(4)
Currency translation adjustment	—	—	(58)	(159)	—	(4)

Projected benefit obligation at end of year	$3,209	$3,022	$1,957	$1,447	$212	$211

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,606	$2,504	$1,177	$1,201	$194	$219
Actual return on plan assets	270	(4)	102	48	17	(9)
Acquisitions	—	—	180	—	—	—
Divestitures	—	—	—	(10)	—	—
Employer and employee contributions	16	315	121	81	7	8
Benefits paid	(122)	(201)	(54)	(55)	(22)	(24)
Settlement payments	(177)	(8)	(57)	(10)	—	—
Other	—	—	(1)	39	—	—
Currency translation adjustment	—	—	(61)	(117)	—	—

Fair value of plan assets at end of year	$2,593	$2,606	$1,407	$1,177	$196	$194

Funded status	$(616)	$(416)	$(550)	$(270)	$(16)	$(17)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$22	$17	$31	$30	$53	$37
Accrued benefit liability	(638)	(433)	(581)	(300)	(69)	(54)

Net amount recognized	$(616)	$(416)	$(550)	$(270)	$(16)	$(17)

Weighted Average Assumptions (1)
Discount rate (2)	3.70%	4.40%	1.80%	3.15%	3.35%	3.75%
Rate of compensation increase	3.20%	3.25%	2.75%	3.00%	NA	NA

(1)	Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2016 and 2015.

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

At September 30, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits for plans that utilize a yield curve approach. This change compared to the previous method results in different service and interest components of net periodic benefit cost (credit). Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the total benefit obligations or annual net periodic benefit cost (credit) as the change in the service and interest costs is completely offset in the net actuarial (gain) loss reported. The change in the service and interest costs was not significant. The Company accounted for this change as a change in accounting estimate.

Accumulated Other Comprehensive Income

The amounts in AOCI on the consolidated statements of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2016 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Accumulated other comprehensive loss
Net transition asset	$1	$—
Net prior service cost	4	—
Total	$5	$—

The amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year are shown below (in millions):

	Pension Benefits	Postretirement Benefits
Amortization of:
Net transition obligation	$—	$—
Net prior service cost	1	—
Total	$1	$—

Net Periodic Benefit Cost

The table that follows contains the components of net periodic benefit cost (in millions):

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Year ended September 30,	2016	2015	2014	2016	2015	2014	2016	2015	2014
Components of Net Periodic Benefit Cost (Credit):
Service cost	$16	$31	$70	$29	$32	$38	$2	$3	$5
Interest cost	101	122	138	42	57	71	6	9	12
Expected return on plan assets	(187)	(181)	(207)	(56)	(71)	(75)	(10)	(12)	(12)
Net actuarial (gain) loss	275	387	126	277	14	172	(1)	21	(24)
Amortization of prior service cost (credit)	—	—	1	1	(1)	(1)	(1)	(1)	(7)
Curtailment gain	—	—	—	—	(15)	(2)	—	—	—
Settlement loss	11	1	15	6	—	1	—	—	—
Net periodic benefit cost (credit)	216	360	143	299	16	204	(4)	20	(26)

Net periodic benefit (cost) credit related to discontinued operations	—	—	—	—	14	(38)	—	—	—

Net periodic benefit cost (credit) included in continuing operations	$216	$360	$143	$299	$30	$166	$(4)	$20	$(26)

Expense Assumptions:
Discount rate	4.40%	4.35%	4.90%	3.15%	3.00%	3.60%	3.75%	4.35%	4.90%
Expected return on plan assets	7.50%	7.50%	8.00%	4.45%	4.50%	4.75%	5.45%	5.75%	5.80%
Rate of compensation increase	3.25%	3.25%	3.30%	3.30%	2.60%	2.60%	NA	NA	NA

15.    SIGNIFICANT RESTRUCTURING AND IMPAIRMENT COSTS

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company commits to restructuring plans as necessary.

In fiscal 2016, the Company committed to a significant restructuring plan (2016 Plan) and recorded $535 million of restructuring and impairment costs in the consolidated statements of income, of which $229 million was recorded in the second quarter, $102 million was recorded in the third quarter and $204 million was recorded in the fourth quarter of fiscal 2016. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments, change-in-control payments and immaterial changes in estimates to prior year plans. Of the restructuring and impairment costs recorded, $284 million related to the Automotive Experience Seating segment, $115 million related to Corporate, $66 million related to the Power Solutions segment, $26 million related to the Building Efficiency Asia segment, $17 million related to the Automotive Experience Interiors segment, $16 million related to the Building Efficiency Rest of World segment, $9 million related to the Building Efficiency Products North America segment, and $2 million related to the Building Efficiency Systems and Service North America segment. The restructuring actions are expected to be substantially complete in fiscal 2017.

The following table summarizes the changes in the Company’s 2016 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original Reserve	$308	$190	$37	$—	$535
Utilized—cash	(29)	—	—	—	(29)
Utilized—noncash	—	(190)	(8)	1	(197)
Balance at September 30, 2016	$279	$—	$29	$1	$309

In fiscal 2015, the Company committed to a significant restructuring plan (2015 Plan) and recorded $397 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $182 million related to the Automotive Experience Seating segment, $166 million related to Corporate, $13 million related to the Building Efficiency Rest of World segment, $11 million related to the Power Solutions segment, $11 million related to the Building Efficiency Asia segment, $11 million related to the Building Efficiency Products North America segment, and $3 million related to the Building Efficiency Systems and Service North America segment. The restructuring actions are expected to be substantially complete in 2016.

The following table summarizes the changes in the Company’s 2015 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original Reserve	$191	$183	$23	$397
Utilized—noncash	—	(183)	—	(183)
Balance at September 30, 2015	$191	$—	$23	$214
Utilized—cash	(74)	—	(23)	(97)
Balance at September 30, 2016	$117	$—	$—	$117

In fiscal 2014, the Company committed to a significant restructuring plan (2014 Plan) and recorded $324 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related primarily to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures, and asset and goodwill impairments. Of the restructuring and impairment costs recorded, $130 million related to the Automotive Experience Interiors segment, $119 million related to the Building Efficiency Rest of World segment, $29 million related to the Automotive Experience Seating segment, $16 million related to the Power Solutions segment, $12 million related to the Building Efficiency Systems and Service North America segment, $7 million related to the Building Efficiency Products North America segment, $7 million related to Corporate and $4 million related to the Building Efficiency Asia segment. The restructuring actions are expected to be substantially complete in 2016.

Additionally, the Company recorded $53 million of restructuring and impairment costs within discontinued operations related to the Automotive Experience Electronics business in fiscal 2014.

The following table summarizes the changes in the Company’s 2014 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Goodwill Impairment	Other	Currency Translation	Total

Original Reserve	$191	$134	$47	$5	$—	$377
Utilized—cash	(8)	—	—	—	—	(8)
Utilized—noncash	—	(134)	(47)	—	(6)	(187)
Balance at September 30, 2014	$183	$—	$—	$5	$(6)	$182
Utilized—cash	(65)	—	—	(5)	—	(70)
Utilized—noncash	—	—	—	—	(13)	(13)
Balance at September 30, 2015	$118	$—	$—	$—	$(19)	$99
Utilized—cash	(74)	—	—	—	—	(74)
Utilized—noncash	—	—	—	—	(2)	(2)
Balance at September 30, 2016	$44	$—	$—	$—	$(21)	$23

In fiscal 2013, the Company committed to a significant restructuring plan (2013 Plan) and recorded $903 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures, and asset and goodwill impairments. Of the restructuring and impairment costs recorded, $560 million related to the Automotive Experience Interiors segment, $152 million related to the Automotive Experience Seating segment, $70 million related to the Building Efficiency Rest of World segment, $36 million related to the Power Solutions segment, $35 million related to the Building Efficiency Systems and Service North America segment, $28 million related to the Building Efficiency Products North America segment, $17 million related to Corporate and $5 million related to the Building Efficiency Asia segment. The restructuring actions are expected to be substantially complete in 2016.

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

The following table summarizes the changes in the Company’s 2013 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Goodwill Impairment	Other	Currency Translation	Total

Original Reserve	$392	$156	$430	$7	$—	$985
Utilized—cash	(26)	—	—	—	—	(26)
Utilized—noncash	—	(156)	(430)	(4)	4	(586)
Transfer to liabilities held for sale	(31)	—	—	—	—	(31)
Balance at September 30, 2013	$335	$—	$—	$3	$4	$342
Utilized—cash	(144)	—	—	(3)	—	(147)
Utilized—noncash	—	—	—	—	(11)	(11)
Transfer from liabilities held for sale	31	—	—	—	—	31
Transfer to liabilities held for sale	(24)	—	—	—	—	(24)
Balance at September 30, 2014	$198	$—	$—	$—	$(7)	$191
Utilized—cash	(113)	—	—	—	—	(113)
Utilized—noncash	—	—	—	—	(10)	(10)
Balance at September 30, 2015	$85	$—	$—	$—	$(17)	$68
Utilized—cash	(43)	—	—	—	—	(43)
Utilized—noncash	—	—	—	—	(1)	(1)
Balance at September 30, 2016	$42	$—	$—	$—	$(18)	$24

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

The Company's fiscal 2016, 2015, 2014 and 2013 restructuring plans included workforce reductions of approximately 18,400 employees (11,200 for the Automotive Experience business, 6,200 for the Building Efficiency business, 900 for the Power Solutions business and 100 for Corporate). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of September 30, 2016, approximately 11,800 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included twenty-nine plant closures (twenty-two for Automotive Experience and seven for Building Efficiency). As of September 30, 2016, twelve of the twenty-nine plants have been closed.

Refer to Note 16, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for further information regarding the long-lived asset impairment charges recorded as part of the restructuring actions.

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

In the second, third and fourth quarters of fiscal 2016, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2016. As a result, the Company reviewed the long-lived assets for impairment and recorded $190 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income, of which $29 million was recorded in the second quarter, $51 million was recorded in the third quarter and $110 million was recorded in the fourth quarter. Of the total impairment charges, $64 million related to the Power Solutions segment, $55 million related to Corporate assets, $55 million related to the Automotive Experience Seating segment, $8 million related to the Building Efficiency Products North America segment, $4 million related to the Building Efficiency Asia segment, $3 million related to the Building Efficiency Rest of World segment and $1 million related to the Automotive Experience Interiors segment. Refer to Note 15, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the fourth quarter of fiscal 2015, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its announced restructuring actions and the intention to spin-off the Automotive Experience business. As a result, the Company reviewed the long-lived assets for impairment and recorded a $183 million impairment charge within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charge, $139 million related to Corporate assets, $27 million related to the Automotive Experience Seating segment, $16 million related to the Building Efficiency Rest of World segment and $1 million related to the Building Efficiency Systems and Service North America segment. Refer to Note 15, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the third and fourth quarters of fiscal 2014, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2014. In addition, in the fourth quarter of fiscal 2014, the Company concluded that it had a triggering event requiring assessment of impairment of long-lived assets held by the Building Efficiency Rest of World - Latin America reporting unit due to the impairment of goodwill in the quarter. As a result, the Company reviewed the long-lived assets for impairment and recorded a $91 million impairment charge within restructuring and impairment costs on the consolidated statements of income, of which $45 million was recorded in the third quarter and $46 million in the fourth quarter of fiscal 2014. Of the total impairment charge, $45 million related to the Automotive Experience Interiors segment, $34 million related to the Building Efficiency Rest of World segment, $7 million related to the Automotive Experience Seating segment and $5 million related to Corporate assets. In addition, the Company recorded $43 million of asset and investment impairments within discontinued operations in the third quarter of fiscal 2014 related to the divestiture of the Automotive Experience Electronics business. Refer to Note 3, "Discontinued Operations," and Note 15, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

At September 30, 2016, 2015 and 2014, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets. Refer to Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for discussion of the Company’s goodwill impairment testing. Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for further information regarding the goodwill impairment charges recorded in the fourth quarter of fiscal 2014.

17.    INCOME TAXES

The more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	Year Ended September 30,
	2016	2015	2014
Tax expense at federal statutory rate	$570	$753	$671
State income taxes, net of federal benefit	3	(23)	7
Foreign income tax expense at different rates and foreign losses without tax benefits	(165)	(198)	(196)
U.S. tax on foreign income	(354)	(203)	(222)
Reserve and valuation allowance adjustments	—	(99)	34
U.S. credits and incentives	(20)	(12)	(9)
Impact of transactions and business divestitures	2,141	354	71
Restructuring and impairment costs	113	52	75
Other	(29)	(24)	(24)
Income tax provision	$2,259	$600	$407

The effective rate is above the U.S. statutory rate for fiscal 2016 primarily due to the tax consequences surrounding the planned spin-off of the Automotive Experience business and related expenses, the jurisdictional mix of restructuring and impairment costs, and the tax impacts of the Merger and integration related costs, partially offset by the benefits of continuing global tax planning initiatives and foreign tax rate differentials. The effective rate is below the U.S. statutory rate for fiscal 2015 primarily due to the benefits of continuing global tax planning initiatives, income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate and adjustments due to tax audit resolutions, partially offset by the tax consequences of business divestitures, and significant restructuring and impairment costs. The effective rate is below the U.S. statutory rate for fiscal 2014 primarily due to the benefits of continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate partially offset by the tax consequences of business divestitures, significant restructuring and impairment costs, and valuation allowance adjustments.

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

In the fourth quarter of fiscal 2016, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that no material changes were needed to its valuation allowances. Therefore there was no impact to income tax expense due to valuation allowance changes in the three month period or year ended September 30, 2016.

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

At September 30, 2016, the Company had gross tax effected unrecognized tax benefits of $1,439 million of which $1,336 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2016 was approximately $65 million (net of tax benefit).

At September 30, 2015, the Company had gross tax effected unrecognized tax benefits of $1,159 million of which $1,104 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2015 was approximately $41 million (net of tax benefit).

At September 30, 2014, the Company had gross tax effected unrecognized tax benefits of $1,607 million of which $1,457 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2014 was approximately $106 million (net of tax benefit).

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended September 30,
	2016	2015	2014
Beginning balance, October 1	$1,159	$1,607	$1,302
Additions for tax positions related to the current year	465	329	315
Additions for tax positions of prior years	15	23	31
Reductions for tax positions of prior years	(66)	(118)	(27)
Settlements with taxing authorities	(104)	(541)	(9)
Statute closings	(30)	(18)	(5)
Audit resolutions	—	(123)	—
Ending balance, September 30	$1,439	$1,159	$1,607

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

In the U.S., fiscal years 2013 through 2014 are currently under exam by the Internal Revenue Service ("IRS"). Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Brazil	2004 - 2008, 2011 - 2012
Canada	2014
France	2011 - 2015
Germany	2007 - 2012
Italy	2006, 2011
Korea	2015
Poland	2015
Spain	2011 - 2014
United Kingdom	2011 - 2014

It is reasonably possible that certain tax examinations, tax appeals and /or tax litigation will conclude within the next twelve months, of which could be up to a $100 million impact to tax expense.

Other Tax Matters

During fiscal 2016, 2015 and 2014, the Company incurred significant charges for restructuring and impairment costs. Refer to Note 15, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. A substantial portion of these charges cannot be benefited for tax purposes due to the Company's current tax position in these jurisdictions and the underlying tax basis in the impaired assets, resulting in $113 million, $52 million and $75 million incremental tax expense in fiscal 2016, 2015 and 2014, respectively.

During the fourth quarter of fiscal 2016, the Company completed its Merger with Tyco. As a result of that transaction, the Company incurred incremental tax expense of $129 million. In preparation for the spin-off of the Automotive Experience business in the first quarter of fiscal 2017, the Company incurred incremental tax expense of $121 million in fiscal 2016. The Company also completed substantial business reorganizations which resulted in total tax charges of $1,891 million in fiscal 2016, along with incremental tax expense of $121 million. Included in this amount is the tax charge provided for in the third quarter of fiscal 2016 of $85 million for changes in entity tax status and the charge provided for in the second quarter of fiscal 2016 of $780 million for income tax expense on foreign undistributed earnings of certain non-U.S. subsidiaries.

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

Impacts of Tax Legislation and Change in Statutory Tax Rates

After the fourth quarter of fiscal 2016, on October 13, 2016, the U.S. Department of the Treasury and the IRS released final and temporary Section 385 regulations. These regulations address whether certain instruments between related parties are treated as debt or equity. The Company does not expect that the regulations will have a material impact on its consolidated financial statements.

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

During the fiscal years ended 2016, 2015 and 2014, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Continuing Operations

Components of the provision for income taxes on continuing operations were as follows (in millions):

	Year Ended September 30,
	2016	2015	2014
Current
Federal	$1,972	$(477)	$109
State	101	(21)	15
Foreign	1,390	906	585
	3,463	408	709
Deferred
Federal	(502)	201	(175)
State	(51)	(31)	(6)
Foreign	(651)	22	(121)
	(1,204)	192	(302)

Income tax provision	$2,259	$600	$407

Consolidated domestic income from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2016, 2015 and 2014 was income of $1,108 million, $1,051 million and $1,370 million, respectively. Consolidated foreign income from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2016, 2015 and 2014 was income of $519 million, $1,100 million and $546 million, respectively.

Income taxes paid for the fiscal years ended September 30, 2016, 2015 and 2014 were $1,380 million, $1,163 million and $782 million, respectively. At September 30, 2016 and 2015, the Company recorded within the consolidated statements of financial position in other current liabilities approximately $1,444 million and $337 million, respectively, of accrued income tax liabilities.

The Company has not provided additional U.S. income taxes on approximately $5.5 billion of undistributed earnings of consolidated foreign subsidiaries included in shareholders’ equity attributable to Johnson Controls, Inc. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings. In fiscal 2016, the Company did provide U.S. income tax expense related to the restructuring and repatriation of cash for certain non-U.S. subsidiaries in connection with the planned spin-off of the Automotive Experience business. The Company needs to complete the final steps of Automotive Experience legal entity restructuring and, as a result, the Company provided deferred taxes of $24 million for the U.S. income tax expense on undistributed earnings that will be triggered upon the completion of the restructuring. Refer to "Capitalization" within the "Liquidity and Capital Resources" section of Item 7 for discussion of domestic and foreign cash projections.

Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2016	2015
Other noncurrent assets	$2,818	$1,873
Other noncurrent liabilities	(464)	(391)

Net deferred tax asset	$2,354	$1,482

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2016	2015
Deferred tax assets
Accrued expenses and reserves	$1,024	$210
Employee and retiree benefits	482	270
Net operating loss and other credit carryforwards	1,871	2,471
Research and development	94	64
Joint ventures and partnerships	396	231
Other	26	16
	3,893	3,262
Valuation allowances	(1,157)	(1,256)
	2,736	2,006
Deferred tax liabilities
Property, plant and equipment	166	124
Intangible assets	216	400
	382	524

Net deferred tax asset	$2,354	$1,482

At September 30, 2016, the Company had available net operating loss carryforwards of approximately $5.2 billion, of which $2.4 billion will expire at various dates between 2017 and 2036, and the remainder has an indefinite carryforward period. The Company had available U.S. foreign tax credit carryforwards at September 30, 2016 of $80 million, which will expire at various dates between 2020 and 2024. The valuation allowance, generally, is for loss carryforwards for which realization is uncertain because it is unlikely that the losses will be realized given the lack of sustained profitability and/or limited carryforward periods in certain countries.

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

Management evaluates the performance of the segments based primarily on segment earnings before interest and taxes (EBIT), which represents income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans. General corporate and other overhead expenses are allocated to the reportable segments in determining segment EBIT.

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Year Ended September 30,
	2016	2015	2014
Net Sales
Building Efficiency
Systems and Service North America	$4,292	$4,184	$4,098
Products North America	2,488	2,450	1,807
Asia	4,830	1,985	2,077
Rest of World	1,766	1,891	2,103
	13,376	10,510	10,085
Automotive Experience
Seating	16,355	16,539	17,531
Interiors	482	3,540	4,501
	16,837	20,079	22,032
Power Solutions	6,653	6,590	6,632

Total net sales	$36,866	$37,179	$38,749

	Year Ended September 30,
	2016	2015	2014
Segment EBIT
Building Efficiency
Systems and Service North America (1)	$412	$375	$354
Products North America (2)	173	306	238
Asia (3)	431	191	270
Rest of World (4)	20	51	(45)
	1,036	923	817
Automotive Experience
Seating (5)	676	928	853
Interiors (6)	75	254	(1)
	751	1,182	852
Power Solutions (7)	1,253	1,153	1,052

Total segment EBIT	$3,040	$3,258	$2,721

Net financing charges	(300)	(288)	(244)
Interest expense due to affiliate	(27)	—	—
Restructuring and impairment costs	(535)	(397)	(324)
Net mark-to-market adjustments on pension and postretirement plans	(551)	(422)	(237)

Income from continuing operations before income taxes	$1,627	$2,151	$1,916

	September 30,
	2016	2015	2014
Assets
Building Efficiency
Systems and Service North America	$2,338	$2,332	$2,341
Products North America	4,236	4,193	4,157
Asia	3,668	1,387	1,418
Rest of World	1,416	1,471	1,642
	11,658	9,383	9,558
Automotive Experience
Seating	8,888	8,611	8,969
Interiors (8)	1,264	1,265	321
	10,152	9,876	9,290
Power Solutions	6,859	6,590	6,888
Assets held for sale	17	55	2,787
Unallocated	6,314	3,718	4,289

Total	$35,000	$29,622	$32,812

	Year Ended September 30,
	2016	2015	2014
Depreciation/Amortization
Building Efficiency
Systems and Service North America	$38	$32	$32
Products North America	116	119	79
Asia	107	27	24
Rest of World	19	19	25
	280	197	160
Automotive Experience
Seating	355	345	328
Interiors	13	21	128
	368	366	456
Power Solutions	252	297	315
Discontinued Operations	—	—	24

Total	$900	$860	$955

	Year Ended September 30,
	2016	2015	2014
Capital Expenditures
Building Efficiency
Systems and Service North America	$15	$22	$27
Products North America	217	160	123
Global Workplace Solutions	—	16	16
Asia	119	32	39
Rest of World	25	38	34
	376	268	239
Automotive Experience
Seating	444	437	420
Interiors	3	121	181
Electronics	—	—	31
	447	558	632
Power Solutions	404	309	328

Total	$1,227	$1,135	$1,199

(1)
Building Efficiency - Systems and Service North America segment EBIT for the years ended September 30, 2016, 2015 and 2014 excludes $2 million, $3 million and $12 million, respectively, of restructuring and impairment costs.

(2)
Building Efficiency - Products North America segment EBIT for the years ended September 30, 2016, 2015 and 2014 excludes $9 million, $11 million and $7 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2016, 2015 and 2014, Products North America segment EBIT includes $10 million, $9 million and $7 million, respectively, of equity income.

(3)
Building Efficiency - Asia segment EBIT for the years ended September 30, 2016, 2015 and 2014 excludes $26 million,$11 million and $4 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2016 and 2014, Asia segment EBIT includes $100 million and $21 million, respectively, of equity income.

(4)
Building Efficiency - Rest of World segment EBIT for the years ended September 30, 2016, 2015 and 2014 excludes $16 million, $13 million and $119 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2016, 2015 and 2014, Rest of World segment EBIT includes $15 million, $14 million and $7 million, respectively, of equity income.

(5)
Automotive Experience - Seating segment EBIT for the years ended September 30, 2016, 2015 and 2014 excludes $284 million, $182 million and $29 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2016, 2015 and 2014, Seating segment EBIT includes $289 million, $264 million and $250 million, respectively, of equity income.

(6)
Automotive Experience - Interiors segment EBIT for the years ended September 30, 2016 and 2014 excludes $17 million and $130 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2016, 2015 and 2014, Interiors segment EBIT includes $68 million, $31 million and $35 million, respectively, of equity income.

(7)
Power Solutions segment EBIT for the years ended September 30, 2016, 2015 and 2014 excludes $66 million, $11 million and $16 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2016, 2015 and 2014, Power Solutions segment EBIT includes $48 million, $57 million and $75 million, respectively, of equity income.

(8)
Prior year amounts exclude assets held for sale. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's disposal groups classified as held for sale.

The Company has significant sales to the automotive industry. In fiscal years 2016, 2015 and 2014, no customer exceeded 10% of consolidated net sales.

Geographic Segments

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year Ended September 30,
	2016	2015	2014
Net Sales
United States	$15,809	$16,841	$16,596
Germany	3,296	3,375	3,853
Mexico	1,628	1,933	2,001
Japan	2,262	753	1,064
Other European countries	6,709	7,320	8,913
Other foreign	7,162	6,957	6,322

Total	$36,866	$37,179	$38,749

Long-Lived Assets (Year-end)
United States	$2,783	$2,681	$2,762
Germany	632	680	910
Mexico	684	594	567
Japan	253	74	77
Other European countries	1,054	1,006	1,064
Other foreign	1,243	835	934

Total	$6,649	$5,870	$6,314

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.

19.    NONCONSOLIDATED PARTIALLY-OWNED AFFILIATES

Investments in the net assets of nonconsolidated partially-owned affiliates are stated in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of September 30, 2016 and 2015. Equity in the net income of nonconsolidated partially-owned affiliates is stated in the "Equity income" line in the consolidated statements of income for the years ended September 30, 2016, 2015 and 2014.

The following table presents summarized financial data for the Company’s nonconsolidated partially-owned affiliates. The amounts included in the table below represent 100% of the results of operations of such nonconsolidated partially-owned affiliates accounted for under the equity method.

Summarized balance sheet data as of September 30 is as follows (in millions):

	2016	2015
Current assets	$9,102	$7,083
Noncurrent assets	4,164	3,294
Total assets	$13,266	$10,377

Current liabilities	$7,678	$6,268
Noncurrent liabilities	752	604
Noncontrolling interests	78	20
Shareholders’ equity	4,758	3,485
Total liabilities and shareholders’ equity	$13,266	$10,377

Summarized income statement data for the years ended September 30 is as follows (in millions):

	2016	2015	2014
Net sales	$21,427	$12,922	$10,820
Gross profit	3,116	1,911	1,638
Net income	1,567	890	790
Income attributable to noncontrolling interests	26	10	3
Net income attributable to the entity	1,541	880	787

20.    COMMITMENTS AND CONTINGENCIES

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of September 30, 2016, reserves for environmental liabilities totaled $27 million, of which $4 million was recorded within other current liabilities and $23 million was recorded within other noncurrent liabilities. Reserves for environmental liabilities totaled $23 million at September 30, 2015. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions and Building Efficiency businesses. At September 30, 2016 and 2015, the Company recorded conditional asset retirement obligations of $71 million and $59 million, respectively.

Asbestos Matters

The Company and certain of its subsidiaries, along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases have typically involved product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were used with asbestos containing components.

As of September 30, 2016, the Company's estimated asbestos related liability recorded on a discounted basis within the Company's consolidated statements of financial position is comprised of a liability for pending and future claims and related defense costs of $116 million, of which $7 million is recorded in other current liabilities and $109 million is recorded in other noncurrent liabilities. As of September 30, 2015, the Company's estimated asbestos related liability recorded on a discounted basis within the Company's consolidated statements of financial position is comprised of a liability for pending and future claims and related defense costs of $136 million and is primarily recorded in other noncurrent liabilities.

The Company's estimate of the liability for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present value from 2049 (which is the Company's reasonable best estimate of the actuarially determined time period through which asbestos-related claims will be filed against Company affiliates). Asbestos related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2049. Annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs is warranted.

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At September 30, 2016 and 2015, the insurable liabilities totaled $181 million and $194 million, respectively, of which $30 million and $28 million was recorded within other current liabilities, $15 million and $25 million was recorded within accrued compensation and benefits, and $136 million and $141 million was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable.

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

21.    RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company enters into transactions with related parties, such as equity affiliates. Such transactions consist of facility management services, the sale or purchase of goods and other arrangements.

The net sales to and purchases from related parties included in the consolidated statements of income were $1.3 billion and $0.5 billion, respectively, for fiscal 2016; $1.3 billion and $0.4 billion, respectively, for fiscal 2015; and $1.2 billion and $0.4 billion, respectively, for fiscal 2014.

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position (in millions):

	September 30,
	2016	2015

Receivable from related parties	$239	$389
Payable to related parties	92	285

The Company has also provided financial support to certain of its VIE's, see Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for additional information.

22.    SUBSEQUENT EVENT

On October 31, 2016, JCI plc completed the spin-off of its Automotive Experience business by way of the transfer of the Automotive Experience Business from JCI plc to Adient plc and the issuance of ordinary shares of Adient directly to holders of JCI plc ordinary shares on a pro rata basis. Prior to the open of business on October 31, 2016, each of the JCI plc shareholders received one ordinary share of Adient plc for every 10 ordinary shares of JCI plc held as of the close of business on October 19, 2016, the record date for the distribution. Shareholders received cash in lieu of fractional shares of Adient, if any. Following the separation and distribution, Adient plc is now an independent public company trading on the New York Stock Exchange (NYSE) under the symbol "ADNT." The Company or JCI plc did not retain any equity interest in Adient plc. Beginning in the first quarter of fiscal 2017, Adient’s historical financial results will be reflected in the Company’s consolidated financial statements as a discontinued operation.

JOHNSON CONTROLS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Year Ended September 30,	2016	2015	2014

Accounts Receivable - Allowance for Doubtful Accounts
Balance at beginning of period	$82	$72	$68
Provision charged to costs and expenses	59	41	50
Reserve adjustments	(16)	(15)	(22)
Accounts charged off	(21)	(16)	(19)
Acquisition of businesses	12	1	1
Currency translation	—	(1)	(1)
Transfers to held for sale	—	—	(5)
Balance at end of period	$116	$82	$72

Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$1,256	$1,285	$1,172
Allowance provision for new operating and other loss carryforwards	121	23	121
Allowance provision benefits	(274)	(52)	(8)
Acquisition of businesses	54	—	—
Balance at end of period	$1,157	$1,256	$1,285

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of September 30, 2016, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of September 30, 2016 as stated in its report which is included in Item 8 of this Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10, Directors, Executive Officers and Corporate Governance, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 11	EXECUTIVE COMPENSATION

Item 11, Executive Compensation, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13, Certain Relationships and Related Transactions, and Director Independence, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors of Johnson Controls International plc appointed PricewaterhouseCoopers LLC as our principal accountant to conduct the audit of our financial statements and to render other audit-related services. Fees we paid to PricewaterhouseCoopers LLC for each of the last two fiscal years are listed in the following table.

	Fiscal Year	Fiscal Year
	2016	2015
Audit fees	$24,643,000	$22,331,000
Audit related fees	10,000,000	5,360,000
Tax fees	4,384,000	3,336,000
All other fees	2,131,000	514,000
Total	$41,158,000	$31,541,000

“Audit Fees” include fees for services performed to comply with auditing standards of the PCAOB (United States), including the annual audit of our consolidated financial statements including reviews of the interim financial statements contained in Johnson Controls’ Quarterly Reports on Form 10-Q, issuance of consents and the audit of our internal control over financial reporting. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal auditor reasonably can provide to a client, such as assistance with and review of documents filed with the SEC.

“Audit-Related Fees” include fees associated with assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to assistance in financial due diligence related to mergers, acquisitions, and divestitures, carve-outs associated with divestitures and spin-off transactions, consultations concerning financial accounting and reporting standards, issuance of comfort letters associated with debt offerings, general assistance with implementation of SEC and Sarbanes-Oxley Act requirements, audits of pension and other employee benefit plans, and audit services not required by statute or regulation.

“Tax Fees” primarily include fees associated with tax audits, tax compliance, tax consulting, transfer pricing, and tax planning. This category also includes tax planning on mergers and acquisitions and restructurings, as well as other services related to tax disclosure and filing requirements.

“All Other Fees” primarily include fees associated with training seminars related to accounting, finance and tax matters, information technology consulting, and other advisory services.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page in Form 10-K
(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	53

Consolidated Statements of Income for the years ended September 30, 2016, 2015 and 2014	54

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2016, 2015 and 2014	55

Consolidated Statements of Financial Position at September 30, 2016 and 2015	56

Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2015 and 2014	57

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2016, 2015 and 2014	58

Notes to Consolidated Financial Statements	59

(2) Financial Statement Schedule

For the years ended September 30, 2016, 2015 and 2014:

Schedule II - Valuation and Qualifying Accounts	116

(3) Exhibits

Reference is made to the separate exhibit index contained on pages 121 through 122 filed herewith.

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

Financial statements of 50% or less-owned companies have been omitted because the proportionate share of their profit before income taxes and total assets are individually less than 20% of the respective consolidated amounts, and investments in such companies are less than 20% of consolidated total assets. Refer to Note 19, "Non-Consolidated Partially-Owned Affiliates" of the notes to consolidated financial statements for the summarized financial data for the Company’s nonconsolidated partially-owned affiliates.

Other Matters

For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statement on Post-Effective Amendment Form S-8 to Form S-4 No. 333-210588 and Registration Statements on Form S-8 Nos. 333-213508, 333-200320, 333-185004, 333-107489, 333-113943 and 333-200314-02.

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

JOHNSON CONTROLS, INC.

By	/s/ Brian J. Stief
Brian J. Stief
Executive Vice President and Chief Financial Officer

Date:	November 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 23, 2016, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Alex A. Molinaroli Alex A. Molinaroli Chief Executive Officer (Principal Executive Officer)	/s/ Brian J. Stief Brian J. Stief Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Suzanne M. Vincent Suzanne M. Vincent Vice President and Corporate Controller (Principal Accounting Officer)	/s/ Brian J. Stief Brian J. Stief Director

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

2.1
Agreement and Plan of Merger by and among Johnson Controls, Inc., Johnson Controls International plc (formerly Tyco International plc) and Jagara Merger Sub LLC, dated as of January 24, 2016 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed January 27, 2016)

3.1	Restated Articles of Incorporation of Johnson Controls, Inc (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)

3.2	Restated Bylaws of Johnson Controls, Inc (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)

4.1
Senior indenture, dated January 17, 2006, between Johnson Controls, Inc. and U.S. Bank National Association, as successor trustee to JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-3 filed on February 24, 2009)

4.2
Supplemental Indenture No. 2, dated March 1, 2012, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee, relating to Johnson Controls, Inc.’s 2.355% Senior Notes due 2017 (incorporated by reference to the registrant’s Current Report on Form 8-K filed March 1, 2012)

4.3
Officer's Certificate, dated January 17, 2006, creating the 5.250% Fixed Rate Notes due 2011 (retired; no longer outstanding), the 5.500% Fixed Rate Notes due 2016 (retired; no longer outstanding ), and the 6.000% Fixed Rate Notes due 2036 (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K dated January 9, 2006)

4.4
Officers’ Certificate, dated December 2, 2011, establishing Johnson Controls, Inc.’s 2.600% Senior Notes due 2016, 3.750% Senior Notes due 2021 and 5.250% Senior Notes due 2041 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed December 2, 2011)

4.5
Officers’ Certificate, dated March 9, 2010 creating Johnson Controls, Inc.’s 5.000% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed March 10, 2010)

4.6
Officers’ Certificate, dated June 13, 2014, establishing Johnson Controls, Inc.’s 1.400% Senior Notes due 2017, 3.625% Senior Notes due 2024, 4.625% Senior Notes due 2044 and 4.950% Senior Notes due 2064 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed June 13, 2014)

4.7
Officers’ Certificate, dated February 4, 2011, establishing Johnson Controls, Inc.’s Floating Rate Notes due 2014 (retired; no longer outstanding), 1.75% Senior Notes due 2014 (retired; no longer outstanding), 4.25% Senior Notes due 2021 and 5.70% Senior Notes due 2041 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 7, 2011)

4.8	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

4.9	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

10.1
Credit Agreement, dated as of March 10, 2016, among Johnson Controls, Inc., the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed March 6, 2016)

10.2
Amended and Restated Executive Employment Agreement, dated as of January 24, 2016, by and between Johnson Controls, Inc. and Alex A. Molinaroli (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 27, 2016) **

Johnson Controls, Inc.
Index to Exhibits

Exhibit	Title

10.3
Amended and Restated Change of Control Executive Employment Agreement, dated as of January 24, 2016, by and between Johnson Controls, Inc. and Alex A. Molinaroli (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 27, 2016) **

10.4
Amendment to the Amended and Restated Change of Control Executive Employment Agreement, dated as of April 1, 2016, by and between Johnson Controls, Inc. and Alex Molinaroli (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on April 29, 2016) **

10.5
Global Assignment Letter between Johnson Controls, Inc. and Trent Nevill dated as of April 1, 2016 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on April 29, 2016) **

10.6
Form of employment agreement, including form of change in control agreement, between Johnson Controls, Inc. and Messrs. Stief, Jackson, Walicki, Nevill and Davis, as amended and restated July 28, 2010 (incorporated by reference to Exhibit 10.Y to the registrant’s Quarterly Report on Form 10-Q filed on August 3, 2010) **

10.7	Form of letter agreement amending certain provisions of the employment agreement between Johnson Controls, Inc. and Messrs. Stief, Jackson, Walicki, Nevill and Davis (filed herewith) **

12.1	Computation of ratio of earnings to fixed charges for the years ended September 30, 2016, 2015, 2014, 2013 and 2012, filed herewith.

18.1	Preferability Letter on Change in Accounting Principle (filed herewith)

21.1	Subsidiaries of Johnson Controls, Inc. (filed herewith)

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
Financial statements from the Annual Report on Form 10-K of Johnson Controls, Inc. for the fiscal year ended September 30, 2016 formatted in XBRL: (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc. and (vi) Notes to Consolidated Financial Statements (filed herewith)

*
These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of 10% of the total assets of Johnson Controls, Inc. and its subsidiaries on a consolidated basis. Johnson Controls, Inc. agrees to furnish a copy of each agreement to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan.